Form 10-Q
period 2025-03-31
BioAge Labs, Inc.
filed 2025-05-06
CIK 1709941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42279

BIOAGE LABS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4721157
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5885 Hollis St, Suite 370 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 806-1445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	BIOA	The Nasdaq Stock Market LLC

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

As of May 2, 2025, the registrant had 35,850,037 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including fluctuating interest rates and inflation, cybersecurity incidents, significant political, trade or regulatory developments, including tariffs or shifting priorities within the U.S. Food and Drug Administration, and global regional conflicts on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act).

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	March 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$257,486	$354,349
Marketable securities, current	63,032	—
Accounts receivable	361	—
Prepaid expenses and other current assets	3,934	2,754
Total current assets	324,813	357,103
Investments	100	100
Marketable securities	14,559	—
Property and equipment, net	929	591
Operating lease right-of-use assets, net	3,201	200
Other assets	239	240
Total assets	$343,841	$358,234
Liabilities
Current Liabilities:
Accounts payable	$3,989	$1,996
Accrued expenses and other current liabilities	4,866	11,751
Term loan, current	6,000	6,000
Operating lease liabilities, current	700	202
Deferred revenue, current	8,183	7,826
Total current liabilities	23,738	27,775
Deferred revenue	3,227	4,674
Term loan	1,056	2,502
Warrant liability	97	156
Operating lease liabilities	2,556	—
Total liabilities	30,674	35,107
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 35,850,037 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in-capital	578,642	575,693
Accumulated other comprehensive income	264	245
Accumulated deficit	(265,739)	(252,811)
Total stockholders’ equity	313,167	323,127
Total liabilities and stockholders’ equity	$343,841	$358,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share information)

	Three Months Ended
	March 31,
	2025	2024
Collaboration revenue	$1,451	$—
Operating expenses:
Research and development	$11,109	$9,321
General and administrative	6,788	3,492
Total operating expenses	17,897	12,813
Loss from operations	(16,446)	(12,813)
Other income (expense)
Interest expense	(255)	(1,217)
Interest and other income (expense), net	3,714	1,296
Gain (loss) from changes in fair value of warrants	59	(8)
Loss on extinguishment of debt	—	(250)
Total other income (expense), net	3,518	(179)
Net loss	$(12,928)	$(12,992)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(7.76)
Weighted-average common shares outstanding, basic and dilutive	35,850,037	1,673,472
Comprehensive loss:
Net loss	(12,928)	(12,992)
Other comprehensive income:
Unrealized holding gains on available-for-sale investments	29	—
Foreign currency translation adjustment	(10)	21
Total other comprehensive income:	19	21
Total comprehensive loss	$(12,909)	$(12,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share information)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	35,850,037	$—	$575,693	$245	$(252,811)	$323,127
Stock-based compensation expense	—	—	2,949	—	—	2,949
Unrealized gain (loss) on marketable securities	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(12,928)	(12,928)
Balance, March 31, 2025	35,850,037	$—	$578,642	$264	$(265,739)	$313,167

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2023	31,465,128	$132,722	1,673,314	$—	$8,142	$164	$(181,702)	$(173,396)
Series D redeemable convertible preferred stock	49,713,402	169,458	—	—	—	—	—	—
Conversion of convertible promissory notes into Series D-1 redeemable convertible preferred stock	11,887,535	40,651	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	280	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	852	—	—	852
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(12,992)	(12,992)
Balance, March 31, 2024	93,066,065	$342,831	1,673,594	$—	$8,997	$185	$(194,694)	$(185,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(12,928)	$(12,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,949	852
Depreciation expense	37	33
Loss on extinguishment of debt	—	250
Non-cash interest expense	117	876
Non-cash lease expense	53	1
(Gain) loss from changes in fair value on warrants	(59)	8
Changes in operating assets and liabilities:
Accounts receivable	(361)	—
Prepaid expenses and other current assets	(1,180)	(937)
Other assets	1	—
Accounts payable	2,047	361
Accrued expenses and other current liabilities	(6,949)	(4,124)
Deferred revenue	(1,090)	—
Net cash used in operating activities	(17,363)	(15,672)
INVESTING ACTIVITIES
Purchase of property and equipment	(426)	—
Purchases of marketable securities	(77,562)	—
Net cash used in investing activities	(77,988)	—
FINANCING ACTIVITIES
Proceeds from Series D issuance	—	170,000
Issuance costs paid on Series D issuance	—	(502)
Term loan principal payments	(1,500)	(1,500)
Proceeds from issuance of common shares upon stock option exercises	—	3
Net cash (used in) provided by financing activities	(1,500)	168,001
Effect of changes in exchange rate on cash, cash equivalents, and restricted cash	(12)	19
Net (decrease) increase in cash, cash equivalents and restricted cash	(96,863)	152,348
Cash, cash equivalents and restricted cash at beginning of period	354,349	24,957
Cash, cash equivalents and restricted cash at end of period	$257,486	$177,305
Supplemental non-cash disclosure:
Unpaid Series D issuance costs included in accounts payable and accrued expenses	$—	$256
Purchases of property and equipment in accounts payable and accrued expenses	$73	$—
Cash paid for interest	$217	$427
Right-of-use assets obtained in exchange for lease obligation	$3,106	$282
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$257,486	$173,992
Restricted cash	—	3,313
Cash, cash equivalents, and restricted cash ending balance	$257,486	$177,305

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

The Company was incorporated in 2015 in the State of Delaware and is headquartered in Emeryville, California.

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

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $265.7 million and $252.8 million as of March 31, 2025 and December 31, 2024, respectively. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $335.1 million.

Current cash and cash equivalents are sufficient to fund planned operations for at least one year after the date these unaudited condensed consolidated financial statements are issued. Accordingly, these unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States of America generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of BioAge Labs, Inc. and its wholly owned subsidiary, BioAge Labs PTY LTD. BioAge Labs PTY LTD was incorporated in Australia in December 2020. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements presented in this Quarterly Report on form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2024 Annual Report on Form 10-K. The balance sheet as of December 31, 2024 was derived from audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. The interim results are not necessarily indicative of results to be expected for the full year.

Reverse Stock Split

On September 17, 2024, the Company amended its amended and restated certificate of incorporation in order to effect a 1-for-4.4626 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 4.4626 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split.

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

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. Areas that require management’s estimates include the fair values of common and redeemable convertible preferred stock (prior to the initial public offering), warrant liability, stock-based compensation expense assumptions, recording revenue for performance obligations recognized over time, valuation of deferred tax assets, and estimating services expended by third-party service providers used to recognize research and development expense.

Marketable Securities

Marketable debt securities consist of high-grade, highly liquid debt securities including corporate debt, commercial paper, U.S. government securities, and U.S. government agency securities. Marketable debt securities with original maturities at the time of purchase between three and twelve months from the balance sheet date are classified as short-term marketable debt securities and those with maturities over twelve months from the balance sheet date are classified as long-term marketable debt securities. The Company classifies all marketable debt securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. As of and for the three months ended March 31, 2025, the Company did not have any allowance for credit losses or impairments of its marketable securities. The Company did not have any marketable securities as of December 31, 2024.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and available-for-sale marketable securities. The Company maintains each of its cash, cash equivalents and marketable securities balances with high quality, financial institutions and the Company’s marketable securities are invested in high-quality, highly liquid debt securities including corporate debt, commercial paper, U.S. government securities, and U.S. government agency securities.

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

The Company’s product candidates require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company.

Revenue Recognition for Contracts with Customers

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the performance obligations promised in the contract that are based on goods and services that will be transferred to the customer and determines whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. Goods or services that meet these criteria are considered distinct performance obligations. If both these criteria are not met, the goods and services are combined into a single performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer, and if so, these options are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

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

Collaborative Arrangements – The Company has entered into collaboration agreements, which are within the scope of ASC 606, to discover, develop, manufacture, and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (1) licenses, or options to obtain licenses, to use the Company’s technology, (2) research and development activities to be performed on behalf of the collaboration partner, and (3) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments that the Company receives under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; clinical and development, regulatory, and sales milestone payments; and royalties on future product sales.

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

For further detail, see Note 9, Collaboration Agreements, to these unaudited condensed consolidated financial statements.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized holding gains on available-for-sale investments.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted and the option for retrospective application. This ASU will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted.

Note 3. Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$257,197	$—	$—	$257,197
Cash equivalents	$257,197	$—	$—	$257,197

U.S. government bonds	$29,505	$—	$—	$29,505
U.S. government agency bonds	$—	$1,985	$—	$1,985
Commercial paper	$—	$23,176	$—	$23,176
Corporate debt securities	$—	$8,366	$—	$8,366
Short-term marketable securities	$29,505	$33,527	$—	$63,032

U.S. government bonds	$14,559	$—	$—	$14,559
Long-term marketable securities	$14,559	$—	$—	$14,559

Total fair value of financial assets	$301,261	$33,527	$—	$334,788

Liabilities:
Warrant liability	$—	$—	$97	$97

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$354,061	$—	$—	$354,061
Liabilities:
Warrant liability	$—	$—	$156	$156

Cash Equivalents and Marketable Securities

Cash equivalents include U.S. government obligation money market mutual funds that have a maturity of three months or less from the original acquisition date. The Company’s cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices. U.S. government bonds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Corporate debt securities, commercial paper, and U.S. government agency bonds are classified within Level 2 of the fair value hierarchy as they take into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

The following tables summarize the Company's cash equivalents and marketable securities' amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category (in thousands):

			Unrealized
March 31, 2025	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$257,197	$—	$—	$257,197
Cash equivalents		$257,197	$—	$—	$257,197

U.S. government bonds	Less than 1 year	$29,485	$—	$20	$29,505
U.S. government agency bonds	Less than 1 year	$1,985	$—	$—	$1,985
Commercial paper	Less than 1 year	$23,181	$(5)	$—	$23,176
Corporate debt securities	Less than 1 year	$8,366	$—	$—	$8,366
Short-term marketable securities		$63,017	$(5)	$20	$63,032

U.S. government bonds	1 to 2 years	$14,545	$—	$14	$14,559
Long-term marketable securities		$14,545	$—	$14	$14,559

Total financial assets		$334,759	$(5)	$34	$334,788

			Unrealized
December 31, 2024	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$354,061	$—	$—	$354,061
Cash equivalents		$354,061	$—	$—	$354,061

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before maturity. No allowance for credit losses has been recognized as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of March 31, 2025 and December 31, 2024, the Company had accrued interest receivable of $1.1 million and $1.2 million, respectively, which was included in the prepaid expenses and other current assets financial statement line item in the condensed consolidated balance sheets.

Warrant Liability

As of March 31, 2025, warrants representing 31,690 shares of common stock were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company's stock price, risk-free rate, and volatility.

Note 4. Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Lab equipment	$935	$669
Computer equipment and software	64	64
Furniture and fixtures	173	53
Leasehold improvements	113	—

Construction-in-progress	52	176
Property and equipment, gross	$1,337	$962
Accumulated depreciation	(408)	(371)
Property and equipment, net	$929	$591

Depreciation expense was less than $0.1 million for each of the three months ended March 31, 2025 and 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development expenses	$2,781	$7,449
Payroll and related costs	1,527	3,885
Other	558	417
Total accrued expenses and other current liabilities	$4,866	$11,751

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

Debt issuance costs, including the fair value of the warrants, have been treated as debt discounts in the unaudited condensed consolidated balance sheet and together with the final payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method. As of March 31, 2025 and December 31, 2024, there were unamortized issuance costs and debt discounts of less than $0.1 million, which are recorded as a direct deduction from the Term Loan in the unaudited condensed consolidated balance sheet. Interest expense related to the Loan Agreement was $0.3 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the stated rate on the Term Loan was 11.5%. As of March 31, 2025, the effective interest rate on the Term Loan, including the amortization of the debt discount and accretion of the final payment, was 15.8% for the Initial Term Loan and 14.2% Additional Term Loan. The carrying amount of the Term Loan is subject to variable interest rates, which are based on current market rates, and as such, approximate fair value.

The components of the Term Loan balance were (in thousands):

March 31, 2025
Principal loan balance	$6,500
Final fee	578
Unamortized debt discount	(22)
Total Term Loan	$7,056
Less current portion of Term loan	(6,000)
Term loan	$1,056

As of March 31, 2025, the estimated future principal payments under the Term Loan are as follows (in thousands):

Years ending December 31,	Total Principal Payments
2025 (excluding the three months ended March 31, 2025)	$4,500
2026	2,000
Principal amount of Term Loan	$6,500

Note 6. Capital Structure

Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 20,854,632 shares of common stock.

There are 500,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued and outstanding. The Company had 35,850,037 shares of common stock issued and outstanding as of March 31, 2025 and December 31, 2024. Common stock reserved for future issuance, on an as-if-converted basis, as of March 31, 2025 and December 31, 2024, consisted of the following:

	March 31, 2025	December 31, 2024
Stock options, issued and outstanding	7,974,756	5,384,142
Stock options, authorized for future issuance	2,241,859	3,039,972
Warrants, issued and outstanding	31,690	31,690
Total common stock reserved for future issuance	10,248,305	8,455,804

Note 7. Stock-Based Compensation

Stock Option Plans

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and consultants. The Company issued stock options under the 2015 Equity Incentive Plan, as amended (the “2015 plan”) until September 2024, when the 2024 Equity Incentive Plan (“2024 Plan”) was adopted. There are no remaining shares available to be granted under the 2015 Plan. There were 4,582,572 and 3,392,184 stock options outstanding under the 2015 Plan and 2024 Plan, respectively, as of March 31, 2025.

The 2024 Plan authorizes the award of incentive stock options (“ISOs”), which are intended to qualify for tax treatment under Section 422 of the U.S. Internal Revenue Code of 1986, as amended, and nonqualified stock options, Restricted Stock Awards, Stock Appreciation Rights, Restricted Stock Units, (each as defined in the 2024 Plan), performance awards and stock bonus awards. The 2024 Plan initially reserved 3,650,000 shares of the Company's common stock, which includes any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2024 Plan, for issuance pursuant to awards granted under our 2024 Plan. The number of shares reserved for issuance under the 2024 Plan will increase automatically on January 1 of each of the first ten calendar years during the term of the 2024 Plan by the number of shares equal to the lesser of 5% of the aggregate number of all classes of the Company's common stock and the total number of shares of the Company's common stock subject to any pre-funded warrants, in each case, as issued and outstanding as of the immediately preceding December 31, or a number as may be determined by the Company's board of directors. Pursuant to the 2024 Plan, ISOs may be granted only to employees of the Company. The Company may grant all other types of awards to its employees, directors and consultants.

As of March 31, 2025, 2,241,859 shares were available for future grants under the 2024 Plan. The terms of the agreements are determined by the board of directors. The Company’s stock options have a maximum term of 10 years and vest based on the terms in the agreements, generally over 4 years.

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Shares Available to Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance-December 31, 2024	3,039,972	5,384,142	$9.61	7.8	$1,022
Change in authorized shares	1,792,501	—
Granted	(2,765,521)	2,765,521	4.38
Exercised	—	—
Forfeited/expired	174,907	(174,907)	10.38
Balance-March 31, 2025	2,241,859	7,974,756	$7.78	8.5	$155
Vested and Exercisable-March 31, 2025		2,557,945	$8.33	6.7	$155

There were no stock options exercised during the three months ended March 31, 2025. The intrinsic value of the stock options that were exercised during the three months ended March 31, 2024 was less than $0.1 million.

The grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $3.66 and $7.00, respectively, and were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2025	2024
Weighted-average risk-free interest rate	4.4%	4.2%
Expected term of stock options (in years)	6.0 years	5.8 years
Weighted-average expected stock price volatility	107.7%	109.9%
Estimated dividend yield	—	—

Stock-based compensation expense recorded as research and development and general and administrative expenses in the statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$788	$298
General and administrative	2,161	554
Total stock-based compensation expense	$2,949	$852

As of March 31, 2025, there was $32.2 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

In September 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP enables eligible employees to purchase shares of the Company's common stock with accumulated payroll deductions. The Company has initially reserved 330,000 shares of its common stock for sale under the 2024 ESPP. The aggregate number of shares issued over the term of the 2024 ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 3,300,000 shares of the Company's common stock. The number of shares reserved for issuance under the 2024 Plan will increase automatically on January 1 of each of the first ten calendar years during the term of the 2024 Plan by the number of shares equal to the lesser of 1% of the aggregate number of all classes of the Company's common stock and the total number of shares of the Company's common stock subject to any pre-funded warrants, in each case, as issued and outstanding as of the immediately preceding December 31, or a number as may be determined by the Company's board of directors. As of March 31, 2025, there were a total of 688,500 shares available for future purchase under the 2024 ESPP.

Note 8. Commitments and Contingencies

Indemnification

The Company entered into indemnification agreements with directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the unaudited condensed consolidated financial statements. The Company also maintains director and officer insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any costs and have not accrued any liabilities in the unaudited condensed consolidated financial statements as a result of these provisions.

Legal Proceedings

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

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of employee contributions into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees was $0.2 million for each of the three months ended March 31, 2025 and 2024.

Leases

In August 2017, the Company entered into an agreement to lease approximately 6,436 square feet of office and lab space in Richmond, California, which the Company uses for its corporate offices and research facility (the “Richmond Lease”). The Richmond Lease had an initial term of three years but was amended in October 2017 and August 2019 to add additional space for a total of 18,829 square feet and to extend the term of the lease through February 2023. In January 2023, the Company entered into an amendment which extended the term of the lease through August 2024. In March 2024, the Company entered into an amendment which extended the term of the lease through August 2025. The Richmond Lease includes escalating rent payments but does not provide for any renewal options. The Company recognizes rent expense on a straight-line basis over the lease term. The Richmond lease does not provide a bargain purchase option nor does it transfer ownership at any point during the lease to the Company and is classified as an operating lease.

In September 2024, the Company entered into an agreement to lease approximately 10,479 square feet of office and lab space in Emeryville, California (the "Emeryville Lease"). The Emeryville Lease commenced on February 25, 2025 and has an initial term of six years, ending in February 2031. The Emeryville Lease includes escalating rent payments and includes an option to extend the lease term for an additional five years. The Company is not reasonably certain to exercise the option to extend the lease term. The Company recognizes rent expense on a straight-line basis over the lease term. The Emeryville Lease does not provide a bargain purchase option nor does it transfer ownership at any point during the lease to the Company and is classified as an operating lease.

As of March 31, 2025, the weighted average remaining lease term was 5.7 years and the weighted average discount rate used to determine the operating leases liability was 11.6%.

Operating lease expense was $0.1 million for the three months ended March 31, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statement of cash flows. Variable lease payments related to operating leases for the three months ended March 31, 2025 and 2024 were not material.

As of March 31, 2025, maturities of lease liabilities for were as follows:

2025 (excluding the three months ended March 31, 2025)	$614
2026	617
2027	763
2028	786
2029	810
2030	834
Thereafter	140
Total operating lease payments	4,564
Less: imputed interest	(1,308)
Total operating lease liabilities	3,256
Less: current portion	(700)
Operating lease liability, net of current portion	$2,556

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

Collaboration revenue of $1.5 million and nil was recognized under the Novartis Agreement in the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company recorded $1.1 million in revenue that was included in deferred revenue as of December 31, 2024 and $0.4 million in revenue related to research funding for reimbursable costs incurred during the three months ended March 31, 2025. Deferred revenue related to the Novartis Agreement amounted to $11.4 million and $12.5 million as of March 31, 2025, and December 31, 2024, respectively, of which $8.2 million and $7.8 million, respectively, was included in current liabilities within the unaudited condensed consolidated balance sheets.

Wellcome Leap Commercial Research Funding Agreement

In September 2023, the Company entered into a Commercial Research Funding Agreement with Wellcome Leap, Inc. (“Wellcome Leap,” and the agreement, the “Wellcome Leap Agreement”) in which Wellcome Leap was to fund certain research and development work performed by the Company. In connection with the Wellcome Leap Agreement, the Company entered into a statement of work in which the Company was to evaluate azelaprag’s efficacy at preventing muscle atrophy and frailty during hospitalization in chronic obstructive pulmonary disease (“COPD”) patients through a Phase 2 clinical trial (the “COPD Trial”).

Also, in September 2023, Wellcome Leap made a payment of $3.3 million to the Company to cover costs to be incurred related to the COPD Trial (the “Grant Funds”). As the Grant Funds are maintained in a separate bank account from the Company’s other funds and are only to be expended on the COPD Trial, it was determined that the Grant Funds represented restricted cash and are classified as such in the unaudited condensed consolidated balance sheet as of December 31, 2023.

In March 2024, the Company informed Wellcome Leap that it planned to terminate the COPD Trial due to concerns regarding commercial feasibility and on May 31, 2024, the Company and Wellcome Leap terminated the Wellcome Leap Agreement (the “Wellcome Leap Termination”). In connection with the Wellcome Leap Termination, the Company returned $2.4 million of unused Grant Funds to Wellcome Leap in June 2024.

Note 10. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025 as the Company incurred losses for the three months ended March 31, 2025 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2025, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Therefore, no federal, state or foreign income taxes are expected and none have been recorded at this time.

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

On March 31, 2025, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands except for share and per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(12,928)	$(12,992)
Denominator:
Weighted-average shares of common stock outstanding used to compute net loss per share attributable to common stockholders,basic and diluted	35,850,037	1,673,472
Net loss per share attributable to common stockholders, basic and diluted:	$(0.36)	$(7.76)

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

	March 31, 2025	March 31, 2024
Series A-1 redeemable convertible preferred stock on an as if converted basis	—	1,065,172
Series A-2 redeemable convertible preferred stock on an as if converted basis	—	660,615
Series A-3 redeemable convertible preferred stock on an as if converted basis	—	45,673
Series A-4 redeemable convertible preferred stock on an as if converted basis	—	6,194
Series B redeemable convertible preferred stock on an as if converted basis	—	1,670,599
Series C redeemable convertible preferred stock on an as if converted basis	—	3,602,572
Series D redeemable convertible preferred stock on an as if converted basis	—	11,139,995
Series D-1 redeemable convertible preferred stock on an as if converted basis	—	2,663,812
Stock options, issued and outstanding	7,974,756	2,433,975
Warrants to purchase common stock	31,690	31,690
Total	8,006,446	23,320,297

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

The table below is a summary of the segment net loss, including significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$1,451	$—
Segment expenses:
Direct program costs	$4,629	$4,611
Indirect research and development expenses	6,480	4,710
General and administrative	6,788	3,492
Total operating and segment expenses	(17,897)	(12,813)
Loss from operations	$(16,446)	$(12,813)
Total other income (expense), net	3,518	(179)
Segment and consolidated net loss	$(12,928)	$(12,992)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited financial statements and the notes thereto for the year ended December 31, 2024 included in form 10-K filed with the Securities and Exchange Commission on March 20, 2025. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

In January 2025, we terminated development of azelaprag, an orally available small molecule agonist of APJ, for obesity and other chronic diseases. The decision followed observations of liver transaminitis without clinically significant symptoms, and without clear dose dependence, in some patients in the azelaprag arms of the STRIDES Phase 2 clinical trial for obesity. However, we believe the results of the azelaprag Phase 1 trials demonstrate the potential of apelin receptor APJ agonists; therefore, we are advancing structurally distinct, orally available apelin receptor APJ agonists as a novel exercise mimetic approach for the treatment of obesity.

Our lead program is now BGE-102, a structurally novel, orally available small molecule NLRP3 inhibitor with high potency and brain penetration. In preclinical models, NLRP3 inhibition has demonstrated weight loss both as a monotherapy and in combination with a GLP-1R agonist. We are initially developing BGE-102 for obesity since NLRP3-driven inflammation in the brain has been shown to dysregulate energy intake. We intend to submit an IND in mid-2025 and, if cleared, initiate a Phase 1 Single Ascending Dose (SAD) / Multiple Ascending Dose (MAD) clinical trial in the second half of 2025. Phase 1 SAD/MAD data are anticipated in the second half of 2025 and first half of 2026, respectively. We intend to initiate an obesity proof-of-concept clinical trial in the first half of 2026, with data anticipated in the second half of 2026. We are also developing novel apelin receptor APJ agonists for obesity. In preclinical obesity models, APJ agonism has demonstrated the ability to more than double the weight loss induced by a GLP-1R agonist while also restoring healthy body composition and improving muscle function. We believe these programs support our therapeutic goal of developing an all-oral combination product for obesity.

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

Our portfolio of product candidates and ongoing collaborations are summarized in the figure below:

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for our product candidates, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. From inception, through March 31, 2025, we have raised aggregate gross proceeds of approximately $559.2 million through the sale and issuance of our common stock, redeemable convertible preferred stock and convertible promissory notes. Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, and general overhead costs.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any future product candidates. Our net losses were $12.9 million and $13.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $265.7 million. We expect to continue to incur net operating losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, which could include licenses, collaborations, or other strategic partnerships. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. If we raise additional funds through licenses, collaborations, or other strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. There is no assurance that we will ever be profitable or generate positive cash flow from operating activities. Our ability to raise additional funds may also be adversely impacted by potential worsening global macroeconomic, industry and market conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which we operate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the U.S. federal debt ceiling and budget and potential government shutdowns related thereto, labor shortages, supply chain disruptions, potential recession, inflation and changing interest rates, significant trade or regulatory developments, including tariffs or shifting priorities within the U.S. Food and Drug Administration, and political instability and military hostilities in multiple geographies, such as the conflicts in Ukraine, the Middle East, and tensions between China and Taiwan.

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

As of March 31, 2025, we had $335.1 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled "Liquidity and Capital Resources" included elsewhere in this Quarterly Report.

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

Under the Novartis Agreement, $1.5 million and nil revenue was recognized in the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we recorded $1.1 million in revenue that was included in deferred revenue as of December 31, 2024 and $0.4 million in revenue related to research funding for reimbursable costs incurred during the three months ended March 31, 2025. Deferred revenue related to the Novartis Agreement amounted to $11.4 million and $12.5 million as of March 31, 2025, and December 31, 2024, respectively, of which $8.2 million and $7.8 million, respectively, was included in current liabilities within the unaudited condensed consolidated balance sheets.

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

We have recognized and expect to recognize collaboration revenue in the future from the Novartis Agreement, which may include amounts related to upfront payments, milestone payments, and research and development funding.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expense

Research and development expenses account for a significant portion of our operating expenses and consist primarily of costs incurred in connection with the discovery, preclinical development, clinical development and manufacturing of our former lead product candidate, azelaprag, our current lead product candidate, BGE-102, and other potential future product candidates, and include:

Direct Costs:

•
expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our clinical trials; CDMOs that are primarily engaged to provide drug substance and product for our clinical trials and preclinical studies, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
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

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consist of interest income generated from interest bearing cash, cash equivalents and marketable securities.

Gain (Loss) from Changes in Fair Value of Warrants

Gain (loss) on changes in fair value consists of assessed changes in fair value of liabilities carried at fair value, including warrants to purchase our common stock.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of March 31, 2025 and December 31, 2024, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
Collaboration revenue	$1,451	$—	$1,451	100%
Operating expenses:
Research and development	$11,109	$9,321	$1,788	19%
General and administrative	6,788	3,492	3,296	94%
Total operating expenses	17,897	12,813	5,084	40%
Loss from operations	$(16,446)	$(12,813)	$(3,633)	28%
Other income (expense), net:
Interest expense	(255)	(1,217)	962	(79)%
Interest and other income (expense), net	3,714	1,296	2,418	187%
Gain (loss) from changes in fair value on warrants	59	(8)	67	(838)%
Loss on extinguishment of debt	—	(250)	250	(100)%
Total other income (expense), net	3,518	(179)	3,697	(2,065)%
Net loss	$(12,928)	$(12,992)	$64	0%

Collaboration Revenue

Collaboration Revenue for the three months ended March 31, 2025 was $1.5 million, compared to no collaboration revenue for the three months ended March 31, 2024. The $1.5 million increase in collaboration revenue was the result of revenue recognized under the Novartis Agreement, as work commenced during the three months ended March 31, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
Direct costs:
azelaprag	$874	$3,547	$(2,673)	(75)%
Other programs	$3,755	$1,064	$2,691	253%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	5,108	3,765	1,343	36%
Allocated facility and other expenses	1,372	945	427	45%
Total research and development expenses	$11,109	$9,321	$1,788	19%

Research and development expenses increased by $1.8 million from $9.3 million for the three months ended March 31, 2024 to $11.1 million for the three months ended March 31, 2025. The increase in research and development expenses was primarily attributable to a $2.7 million increase in direct costs related to other programs as we focused our research and development activities on IND-enabling activities for BGE-102 and discovery of novel apelin receptor APJ agonists for obesity during the three months ended March 31, 2025. Additionally contributing to the increase in research and development expenses was a $1.3 million increase in personnel-related expenses, primarily associated with an increase in stock-based compensation expense from new option grants issued to employees and severance payments to certain former employees. These higher costs were partially offset by a $2.7 million reduction in azelaprag direct costs as development was terminated in January 2025.

General and Administrative Expenses

General and administrative expenses increased by $3.3 million from $3.5 million for the three months ended March 31, 2024 to $6.8 million for the three months ended March 31, 2025. The increase was primarily driven by a $2.0 million increase personnel-related expenses, largely due to an increase in stock-based compensation expense associated with new option grants issued to employees, executives, board members and advisors. Additionally contributing to the increase in general and administrative expenses was a $0.5 million increase in legal fees, and a $0.4 million increase in taxes and insurance, primarily related to our public-company director and officer insurance policy.

Other Income (Expense), Net

Other income (expense), net increased by approximately $3.7 million from $0.2 million of other expense for the three months ended March 31, 2024 to $3.5 million of other income for the three months ended March 31, 2025. This increase in other income was primarily attributable to a $2.4 million increase in interest income driven by our higher cash, cash equivalents, and marketable securities balance. Further contributing to the increase in other income was a $1.0 million decrease in interest expense and a $0.3 million decrease in loss on extinguishment of debt related to our convertible promissory notes that converted into Series D-1 redeemable convertible preferred stock in February 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. As of March 31, 2025, we had $335.1 million in cash, cash equivalents, and marketable securities and we had an accumulated deficit of $265.7 million. From inception through March 31, 2025, we have raised aggregate gross proceeds of approximately $559.2 million through the sale and issuance of our common stock, redeemable convertible preferred stock and convertible promissory notes.

In May 2022, we entered into the Loan Agreement with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP pursuant to which we were able to borrow up to an aggregate of $25.0 million across two potential tranches until December 31, 2023. The Loan Agreement has a floating interest rate of the higher of the Wall Street Journal Prime rate plus 4.00% or 7.5%. The amounts borrowed under the Loan Agreement are scheduled to mature on April 1, 2026 and beginning November 1, 2023 we started making monthly principal payments. In addition, we will also be required to pay a final payment fee equal to 4.4% of the total amount borrowed. As of March 31, 2025, we had $6.5 million outstanding under the Loan Agreement. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the Loan Agreement.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Net cash used in operating activities	$(17,363)	$(15,672)
Net cash used in investing activities	(77,988)	—
Net cash provided by (used in) financing activities	(1,500)	168,001
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(12)	19
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(96,863)	$152,348

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2025 was $17.4 million, and was primarily due to our net loss of $12.9 million and a $7.5 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $3.1 million, of which $2.9 million related to stock-based compensation expense.

Cash used in operating activities during the three months ended March 31, 2024 was $15.7 million, and was primarily due to our net loss of $13.0 million and a $4.1 million decrease in accrued expenses and other current liabilities related to operating activities.

Cash Used in Investing Activities

Cash used in investing activities was $78.0 million during the three months ended March 31, 2025 and included cash outflows of $77.6 million related to the purchase of marketable securities as well as $0.4 million related to the purchase of property and equipment.

There was no cash used for investing activities during the three months ended March 31, 2024.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities during the three months ended March 31, 2025 was $1.5 million due to principal payments on our Term Loan.

Cash provided by financing activities during the three months ended March 31, 2024 was $168.0 million, resulting from the issuance and sale of our Series D Redeemable Convertible Preferred Stock for $169.5 million in net proceeds, partially offset by $1.5 million in principal payments on our Term Loan.

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

Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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
•
the timing and amount of milestone and other payments we are obligated to make under any existing or future license agreements;
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

•
the cost of commercialization activities if BGE-102 or any future product candidates are approved for sale, including marketing, sales and distribution costs;
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

Contractual Obligations and Other Commitments

Lease Obligations

We lease office and lab space in Emeryville, California (the Emeryville Lease). The Emeryville Lease is accounted for as an operating lease and expires on February 24, 2031. As of March 31, 2025, our non-cancellable base rent lease obligations related to the Emeryville Lease were $4.4 million, of which $0.6 million is due within the next 12 months.

We lease office and lab space in Richmond, California. The Richmond Lease is accounted for as an operating lease and expires on August 31, 2025. As of March 31, 2025, our non-cancellable base rent lease obligations related to the Richmond Lease were $0.1 million all of which is due within the next 12 months.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting period. We continually evaluate our estimates and judgments used in preparing our unaudited condensed consolidated financial statements and related disclosures. All estimates affect reported amounts of assets, liabilities, income and expenses. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our audited financial statements and the notes thereto for the year ended December 31, 2024 included in Form 10-K filed with the Securities and Exchange Commission on March 20, 2025. There were no material changes to these accounting policies during the three months ended March 31, 2025, except for the new critical accounting policy noted below.

Revenue Recognition

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

Revenue related to performance obligations satisfied over time could be materially impacted as a result of changes in the estimated research effort to satisfy performance obligations or changes in the transaction price related to variable consideration.

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the JOBS Act an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable we have early adopted certain standards as described in Note 2 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements for more information.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

To date, we have funded our operations with proceeds from sales of our redeemable convertible preferred stock, convertible notes, proceeds from the sale of our common stock, and stock option exercises. From inception through March 31, 2025, we received an aggregate of $293.8 million in gross proceeds from sales of our redeemable convertible preferred stock, an aggregate of $26.4 million in gross proceeds from sales of our convertible notes, $238.3 million in gross proceeds from sales of our common stock, and $0.7 million in proceeds from stock option exercises.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any product revenue since our inception. If our future product candidates are not successfully developed, approved and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $12.9 million and $13.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $265.7 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of, and in-licensing of intellectual property related to, our former product candidate azelaprag, the research and development of our NLRP3 programs, our longitudinal human aging platform, and from general and administrative costs associated with our operations. BGE-102 and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially in connection with our planned IND submission and Phase 1 clinical trial for BGE-102, an NLRP3 inhibitor for the treatment of obesity, our planned development of APJ agonists, and as we continue our development of, seek regulatory approval for and potentially commercialize BGE-102 or any future product candidates we may develop.

In addition, in May 2022, we entered into a loan and security agreement (the Loan Agreement) with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP (collectively, the Lenders) pursuant to which we were able to borrow up to an aggregate of $25.0 million across two potential tranches until December 31, 2023 (the Term Loan). The Term Loan is secured by a lien covering substantially all of our assets, but not including our intellectual property or non-assignable licenses. In connection with the Term Loan, the Lenders were concurrently issued warrants to purchase 24,968 shares of our common stock at an exercise price of $10.26 per share, with a term of 10 years. The Loan Agreement required us to pay monthly interest payments until November 1, 2023, after which we commenced monthly principal payments. As of March 31, 2025 we had $6.5 million outstanding principal under the Term Loan. The Term Loan matures by April 1, 2026. For additional information about the Loan Agreement, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We had $335.1 million in cash, cash equivalents, and marketable securities as of March 31, 2025. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

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

We are currently a remote-based company, with a majority of our employees working remotely, and we primarily conduct our in-person operations at our research facility in Emeryville, California. This region is headquarters to many other biopharmaceutical companies and academic and research institutions. Competition for skilled personnel in our market, and nationally, is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We also face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Our industry has experienced a high rate of turnover of management personnel in recent years. Our future performance will be dependent in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current law unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses for any year is limited to no more than 80% of current year taxable income (without regard to certain deductions). In addition, both our current and our future net operating losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders or groups of stockholders over a three-year period. It is possible that we have undergone one or more “ownership changes” in the past. We may also undergo ownership changes in the future as a result of shifts in the ownership of our capital stock, some of which may be outside of our control, which may further limit our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act). We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in our Annual Report.

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

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers, which are located in China and India. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain regulatory approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts and cause the FDA to withdraw certain designations, including orphan drug designation. For example, we cannot be sure to what extent the supply chain issues caused by geopolitical uncertainty, the impacts of threatened or imposed tariffs or other trade barriers, and public health epidemics, may impact our ability to procure sufficient supplies for the development of our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster, regulatory restrictions or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates.

Furthermore, since some of our third-party manufacturers are located in China and India, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States, such as the recent imposition of tariffs up to 145% of the cost of goods in China and up to 10% of the cost of goods in India, or other trade barriers, or actions by the Chinese governments, political unrest or unstable economic conditions in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, which was introduced in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, in 2024, would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract as well as authorize the U.S. government to name additional Chinese “biotechnology companies of concern.” The BIOSECURE Act defines a “biotechnology company of concern” to include WuXi Apptec and its affiliates (WuXi). Although the BIOSECURE Act did not become law in 2024, it or a substantially similar bill may be proposed again in 2025. We are presently party to agreements with WuXi, pursuant to which WuXi provides development and manufacturing services to us. If these bills become law, or similar laws are passed, they would have the potential to severely restrict our ability to work with Chinese biotechnology manufacturing companies without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. Setting up alternative manufacturing or supplier relationships in other jurisdictions would result in additional costs to the business and will require the time and attention of management.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If the FDA determines that our CDMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may not approve a new drug application until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third-party manufacturers and suppliers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CDMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CDMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

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

We have in the past and may in the future enter into license agreements with third parties under which we license the use, development and commercialization rights to current or future product candidates or technology from third parties.

These intellectual property license agreements may require us to comply with various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty and milestone payments and other obligations. If we fail to comply with our obligations under any of these license agreements, use the licensed intellectual property in an unauthorized manner, we are subject to bankruptcy- related proceedings or otherwise materially breach any of these license agreements, the terms of the license granted may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate the applicable license agreement, in whole or in part. Generally, the loss of or termination of our rights under any licenses we may acquire in the future, could harm our business, financial condition, results of operations and prospects.

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

•
the scope of rights granted under a license agreement and other interpretation-related issues;
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

Risks Related to Government Regulation

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages or global health concerns. In addition, there is substantial uncertainty regarding new initiatives under the new Administration and how these might impact the FDA, its implementation of laws, regulations, policies, and guidance, and its personnel. Similar initiatives may also be directed towards other agencies. These disruptions could hinder government agencies' ability to hire, retain or deploy key leadership and other personnel, otherwise prevent new products and services from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face under the new Administration as we proceed with research and development efforts and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at the FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining the requisite regulatory approvals for our product candidates. Moreover, the new Administration has recently proposed action to freeze or reduce the budget of the National Institutes of Health, or NIH, as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. The new presidential administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new presidential administration, there could be a material adverse effect on us and our business.

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

General Risk Factors

Our current in-person operations are located in Emeryville, California, and we or the third parties on whom we depend may be adversely affected by natural disasters, terrorist activity, pandemics, geo-political actions in the United States and in foreign countries, and other events beyond our control, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster. Geo-political actions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors.

While we are currently a remote-based company with a majority of our employees working remotely, our current in-person operations are located in our research facility in Emeryville, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, pandemic, medical epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our CDMOs may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If our facilities, or the manufacturing facilities of our CDMOs, are unable to operate because of an accident or incident or for any other reason, including an inability to use all or a significant portion of our headquarters, damages to critical infrastructure, such as our research facilities or the manufacturing facilities of our CDMOs, or other disruptions to operations, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 31, 2025, we had not used any of the net proceeds from our IPO. Following the announcement in January 2025 of our decision to discontinue the azelaprag program, we are now developing BGE-102 and evaluating the use of the remaining net proceeds from our IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On March 28, 2025, Shane Barton, our Senior Vice President of Finance and Accounting and our Principal Accounting Officer, terminated a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act, for the potential sale of up to 2,632 shares of the Company’s common stock. The plan was terminated in accordance with the Company’s policies regarding transactions in the Company’s securities. The plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and was scheduled to terminate no later than April 14, 2026, or on such earlier date on which all of the trades thereunder had been executed.

Other than as disclosed above, during the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

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

BioAge Labs, Inc.

Date: May 6, 2025	By:	/s/ Kristen Fortney
Kristen Fortney, Ph.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Dov Goldstein
Dov Goldstein, M.D.
Chief Financial Officer
(Principal Financial Officer)