Form 10-Q
period 2025-06-30
BioAge Labs, Inc.
filed 2025-08-06
CIK 1709941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 35,850,037 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents, and marketable securities, general economic, industry and market conditions, including fluctuating interest rates and inflation, cybersecurity incidents, significant political, trade or regulatory developments, including tariffs or shifting priorities within the U.S. Food and Drug Administration, and global regional conflicts on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$220,330	$354,349
Marketable securities, current	76,965	—
Accounts receivable	603	—
Prepaid expenses and other current assets	3,799	2,754
Total current assets	301,697	357,103
Investments	100	100
Marketable securities	16,108	—
Property and equipment, net	974	591
Operating lease right-of-use assets, net	3,032	200
Other assets	237	240
Total assets	$322,148	$358,234
Liabilities
Current Liabilities:
Accounts payable	$1,329	$1,996
Accrued expenses and other current liabilities	7,584	11,751
Term loan, current	5,596	6,000
Operating lease liabilities, current	630	202
Deferred revenue, current	7,698	7,826
Total current liabilities	22,837	27,775
Deferred revenue	1,902	4,674
Term loan	—	2,502
Warrant liability	108	156
Operating lease liabilities	2,520	—
Total liabilities	27,367	35,107
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 35,850,037 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	581,871	575,693
Accumulated other comprehensive income	212	245
Accumulated deficit	(287,302)	(252,811)
Total stockholders’ equity	294,781	323,127
Total liabilities and stockholders’ equity	$322,148	$358,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Collaboration revenue	$2,412	$—	$3,863	$—
Operating expenses:
Research and development	$19,844	$10,471	$30,953	$19,792
General and administrative	7,339	4,798	14,127	8,290
Total operating expenses	27,183	15,269	45,080	28,082
Loss from operations	(24,771)	(15,269)	(41,217)	(28,082)
Other income (expense)
Interest expense	(201)	(443)	(456)	(1,660)
Interest and other income (expense), net	3,420	2,201	7,134	3,497
Gain (loss) from changes in fair value of warrants	(11)	(70)	48	(78)
Loss on extinguishment of debt	—	—	—	(250)
Total other income (expense), net	3,208	1,688	6,726	1,509
Net loss	$(21,563)	$(13,581)	$(34,491)	$(26,573)
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(7.94)	$(0.96)	$(15.70)
Weighted-average common shares outstanding, basic and dilutive	35,850,037	1,711,005	35,850,037	1,692,238
Comprehensive loss:
Net loss	(21,563)	(13,581)	(34,491)	(26,573)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments	—	—	29	—
Foreign currency translation adjustment	(52)	(18)	(62)	3
Total other comprehensive income (loss):	(52)	(18)	(33)	3
Total comprehensive loss	$(21,615)	$(13,599)	$(34,524)	$(26,570)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share information)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	35,850,037	$—	$575,693	$245	$(252,811)	$323,127
Stock-based compensation expense	—	—	2,949	—	—	2,949
Unrealized gain on marketable securities	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(12,928)	(12,928)
Balance, March 31, 2025	35,850,037	$—	$578,642	$264	$(265,739)	$313,167
Stock-based compensation expense	—	—	3,229	—	—	3,229
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Net loss	—	—	—	0	(21,563)	(21,563)
Balance, June 30, 2025	35,850,037	—	581,871	212	(287,302)	294,781

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance, December 31, 2023	31,465,128	$132,722	1,673,314	$—	$8,142	$164	$(181,702)	$(173,396)
Series D redeemable convertible preferred stock	49,713,402	169,458	—	—	—	—	—	—
Conversion of convertible promissory notes into Series D-1 redeemable convertible preferred stock	11,887,535	40,651	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	280	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	852	—	—	852
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(12,992)	(12,992)
Balance, March 31, 2024	93,066,065	$342,831	1,673,594	$—	$8,997	$185	$(194,694)	$(185,512)
Issuance of common stock upon exercise of options	—	—	50,070	—	422	—	—	422
Stock-based compensation expense	—	—	—	—	1,558	—	—	1,558
Foreign currency translation adjustment	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(13,581)	(13,581)
Balance, June 30, 2024	93,066,065	$342,831	1,723,664	$—	$10,977	$167	$(208,275)	$(197,131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(34,491)	$(26,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,178	2,410
Depreciation expense	95	82
Loss on extinguishment of debt	—	250
Non-cash interest expense	140	935
Non-cash lease expense	113	2
(Gain) loss from changes in fair value on warrants	(48)	78
Changes in operating assets and liabilities:
Accounts receivable	(603)	—
Prepaid expenses and other current assets	(1,045)	(1,621)
Other assets	3	(25)
Accounts payable	(550)	(1,211)
Accrued expenses and other current liabilities	(4,224)	(5,780)
Deferred revenue	(2,900)	—
Net cash used in operating activities	(37,332)	(31,453)
INVESTING ACTIVITIES
Purchase of property and equipment	(585)	(35)
Purchases of marketable securities	(101,544)	—
Maturities of marketable securities	8,500	—
Net cash used in investing activities	(93,629)	(35)
FINANCING ACTIVITIES
Proceeds from Series D issuance	—	170,000
Issuance costs paid on Series D issuance	—	(542)
Term loan principal payments	(3,000)	(3,000)
Proceeds from issuance of common shares upon stock option exercises	—	425
Deferred offering costs	—	(1,269)
Net cash (used in) provided by financing activities	(3,000)	165,614
Effect of changes in exchange rate on cash and cash equivalents	(58)	2
Net (decrease) increase in cash and cash equivalents	(134,019)	134,128
Cash, cash equivalents and restricted cash at beginning of period	354,349	24,957
Cash and cash equivalents at end of period	$220,330	$159,085
Supplemental non-cash disclosure:
Conversion of convertible promissory notes into Series D-1 redeemable convertible preferred stock	$—	$40,651
Purchases of property and equipment in accounts payable and accrued expenses	$18	$—
Cash paid for interest	$393	$810
Right-of-use assets obtained in exchange for lease obligation	$3,106	$282
Deferred offering costs included in accounts payable, accrued expenses, and other current liabilities	$—	$1,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Business

BioAge Labs, Inc. (the “Company”), is a biopharmaceutical company developing therapeutic product candidates for metabolic diseases, such as obesity, by targeting the biology of human aging. The Company's technology platform and differentiated human datasets enable identification of promising targets based on insights into molecular changes that drive aging. The primary focus of the Company's portfolio is mechanisms that complement GLP-1 agonists and address key unmet needs. Among the Company's therapeutic goals is the potential development of an all-oral combination product for obesity.

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

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $287.3 million and $252.8 million as of June 30, 2025 and December 31, 2024, respectively. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $313.4 million, of which $16.1 million were long-term marketable securities.

Current cash, cash equivalents, and current marketable securities are sufficient to fund planned operations at least one year after the date these unaudited condensed consolidated financial statements are issued. Accordingly, these unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. Areas that require management’s estimates include the fair values of marketable securities, common and redeemable convertible preferred stock (prior to the initial public offering), warrant liability, stock-based compensation expense assumptions, recording revenue for performance obligations recognized over time, valuation of deferred tax assets, and estimating services expended by third-party service providers used to recognize research and development expense.

Marketable Securities

Marketable securities consist of high-grade, highly liquid debt securities including corporate debt, commercial paper, U.S. government securities, and U.S. government agency securities. Marketable securities with maturities between three and twelve months from the balance sheet date are classified as short-term marketable securities and those with maturities over twelve months from the balance sheet date are classified as long-term marketable securities. The Company classifies all marketable securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. As of and for the six months ended June 30, 2025, the Company did not have any allowance for credit losses or impairments of its marketable securities. The Company did not have any marketable securities as of December 31, 2024.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$189,924	$—	$—	$189,924
Commercial paper	—	20,967	—	20,967
Treasury bills	6,161	—	—	6,161
U.S. government agency notes	—	2,992	—	2,992
Cash equivalents	$196,085	$23,959	$—	$220,044

U.S. government bonds	$42,727	$—	$—	$42,727
Commercial paper	—	25,849	—	25,849
Corporate debt securities	—	8,389	—	8,389
Short-term marketable securities	$42,727	$34,238	$—	$76,965

U.S. government bonds	$15,107	$—	$—	$15,107
U.S. government agency bonds	—	1,001	—	1,001
Long-term marketable securities	$15,107	$1,001	$—	$16,108

Total fair value of financial assets	$253,919	$59,198	$—	$313,117

Liabilities:
Warrant liability	$—	$—	$108	$108

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$354,061	$—	$—	$354,061
Liabilities:
Warrant liability	$—	$—	$156	$156

Cash Equivalents and Marketable Securities

Cash equivalents include U.S. government obligation money market mutual funds, commercial paper, treasury bills, and U.S. government agency notes that have a maturity of three months or less from the original acquisition date. The Company’s cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices. U.S. government bonds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Corporate debt securities, commercial paper, U.S. government agency notes, and U.S. government agency bonds are classified within Level 2 of the fair value hierarchy as they take into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

The following tables summarize the Company's cash equivalents and marketable securities' amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category (in thousands):

			Unrealized
June 30, 2025	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$189,924	$—	$—	$189,924
Commercial paper	Three months or less	20,967	—	—	20,967
Treasury bills	Three months or less	6,161	—	—	6,161
U.S. government agency note	Three months or less	2,992	—	—	2,992
Cash equivalents		$220,044	$—	$—	$220,044

U.S. government bonds	Less than 1 year	42,721	(3)	9	42,727
Commercial paper	Less than 1 year	25,858	(9)	—	25,849
Corporate debt securities	Less than 1 year	8,393	(4)	—	8,389
Short-term marketable securities		$76,972	$(16)	$9	$76,965

U.S. government bonds	1 to 2 years	15,073	—	34	15,107
U.S. government agency bonds	1 to 2 years	999	—	2	1,001
Long-term marketable securities		$16,072	$—	$36	$16,108

Total financial assets		$313,088	$(16)	$45	$313,117

			Unrealized
December 31, 2024	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$354,061	$—	$—	$354,061
Cash equivalents		$354,061	$—	$—	$354,061

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before maturity. No allowance for credit losses has been recognized as of June 30, 2025 and December 31, 2024. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of June 30, 2025 and December 31, 2024, the Company had accrued interest receivable of $1.0 million and $1.2 million, respectively, which was included in the prepaid expenses and other current assets financial statement line item in the condensed consolidated balance sheets.

Warrant Liability

As of June 30, 2025, warrants representing 31,690 shares of common stock were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company's stock price, risk-free rate, and volatility.

Note 4. Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Lab equipment	$985	$669
Computer equipment and software	71	64
Furniture and fixtures	167	53
Leasehold improvements	161	—
Construction-in-progress	52	176
Property and equipment, gross	$1,436	$962
Accumulated depreciation	(462)	(371)
Property and equipment, net	$974	$591

Depreciation expense was less than $0.1 million for each of the three and six months ended June 30, 2025 and 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development expenses	$4,328	$7,449
Payroll and related costs	2,345	3,885
Other	911	417
Total accrued expenses and other current liabilities	$7,584	$11,751

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

Debt issuance costs, including the fair value of the warrants, have been treated as debt discounts in the unaudited condensed consolidated balance sheet and together with the final payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method. As of June 30, 2025 and December 31, 2024, there were unamortized issuance costs and debt discounts of less than $0.1 million, which are recorded as a direct deduction from the Term Loan in the unaudited condensed consolidated balance sheet. Interest expense related to the Loan Agreement was $0.5 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the stated rate on the Term Loan was 11.5%. As of June 30, 2025 and December 31, 2024, the effective interest rate on the Term Loan, including the amortization of the debt discount and accretion of the final payment, was 15.8% for the Initial Term Loan and 14.2% Additional Term Loan. The carrying amount of the Term Loan is subject to variable interest rates, which are based on current market rates, and as such, approximate fair value.

The components of the Term Loan balance were (in thousands):

June 30, 2025
Principal loan balance	$5,000
Final fee	610
Unamortized debt discount	(14)
Total Term Loan	$5,596

As of June 30, 2025, the estimated future principal payments under the Term Loan are as follows (in thousands):

Years ending December 31,	Total Principal Payments
2025 (excluding the six months ended June 30, 2025)	$3,000
2026	2,000
Principal amount of Term Loan	$5,000

Note 6. Capital Structure

Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 20,854,632 shares of common stock.

There are 500,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, there were no preferred shares issued and outstanding. The Company had 35,850,037 shares of common stock issued and outstanding as of June 30, 2025 and December 31, 2024. Common stock reserved for future issuance, on an as-if-converted basis, as of June 30, 2025 and December 31, 2024, consisted of the following:

	June 30, 2025	December 31, 2024
Stock options, issued and outstanding	8,047,827	5,384,142
Stock options, authorized for future issuance	2,131,869	3,039,972
Warrants, issued and outstanding	31,690	31,690
Total common stock reserved for future issuance	10,211,386	8,455,804

Note 7. Stock-Based Compensation

Stock Option Plans

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and consultants. The Company issued stock options under the 2015 Equity Incentive Plan, as amended (the “2015 plan”) until September 2024, when the 2024 Equity Incentive Plan (“2024 Plan”) was adopted. There are no remaining shares available to be granted under the 2015 Plan. There were 4,533,794 and 3,514,033 stock options outstanding under the 2015 Plan and 2024 Plan, respectively, as of June 30, 2025.

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

As of June 30, 2025, 2,131,869 shares were available for future grants under the 2024 Plan. The terms of the agreements are determined by the board of directors. The Company’s stock options have a maximum term of 10 years and vest based on the terms in the agreements, generally over 4 years.

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Shares Available to Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance-December 31, 2024	3,039,972	5,384,142	$9.61	7.8	$1,022
Change in authorized shares	1,755,582	—	—
Granted	(2,894,646)	2,894,646	4.38
Exercised	—	—	—
Forfeited/expired	230,961	(230,961)	10.08
Balance-June 30, 2025	2,131,869	8,047,827	$7.72	8.4	$271
Vested and Exercisable-June 30, 2025		2,994,408	$8.46	7.0	$265

There were no stock options exercised during the six months ended June 30, 2025. The intrinsic value of the stock options that were exercised during the six months ended June 30, 2024 was nil.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $3.66 and $7.11, respectively, and were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2025	2024
Risk-free interest rate	4.4%	4.6%
Expected term of stock options (in years)	6.0	6.0
Expected stock price volatility	108.0%	110.2%
Estimated dividend yield	—	—

Stock-based compensation expense recorded as research and development and general and administrative expenses in the statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$790	$478	$1,578	$776
General and administrative	2,439	1,080	4,600	1,634
Total stock-based compensation expense	$3,229	$1,558	$6,178	$2,410

As of June 30, 2025, there was $29.4 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

In September 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP enables eligible employees to purchase shares of the Company's common stock with accumulated payroll deductions. The Company has initially reserved 330,000 shares of its common stock for sale under the 2024 ESPP. The aggregate number of shares issued over the term of the 2024 ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 3,300,000 shares of the Company's common stock. The number of shares reserved for issuance under the 2024 Plan will increase automatically on January 1 of each of the first ten calendar years during the term of the 2024 Plan by the number of shares equal to the lesser of 1% of the aggregate number of all classes of the Company's common stock and the total number of shares of the Company's common stock subject to any pre-funded warrants, in each case, as issued and outstanding as of the immediately preceding December 31, or a number as may be determined by the Company's board of directors. As of June 30, 2025, there were a total of 688,500 shares available for future purchase under the 2024 ESPP.

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

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of employee contributions into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees was $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

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

In September 2024, the Company entered into an agreement to lease approximately 10,479 square feet of office and lab space in Emeryville, California (the "Emeryville Lease"). The Emeryville Lease commenced on February 25, 2025, as that was the date that the Company obtained control over the facility. The Emeryville Lease has an initial term of six years, ending in February 2031. The Emeryville Lease includes escalating rent payments and includes an option to extend the lease term for an additional five years. The Company is not reasonably certain to exercise the option to extend the lease term. The Company recognizes rent expense on a straight-line basis over the lease term. The Emeryville Lease does not provide a bargain purchase option nor does it transfer ownership at any point during the lease to the Company and is classified as an operating lease.

As of June 30, 2025, the weighted average remaining lease term was 5.6 years and the weighted average discount rate used to determine the operating leases liability was 11.6%.

Operating lease expense was $0.4 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statement of cash flows. Variable lease payments related to operating leases for the three and six months ended June 30, 2025 and 2024 were not material.

As of June 30, 2025, maturities of lease liabilities were as follows:

2025 (excluding the six months ended June 30, 2025)	$414
2026	617
2027	763
2028	786
2029	810
2030	834
Thereafter	140
Total operating lease payments	4,364
Less: imputed interest	(1,214)
Total operating lease liabilities	3,150
Less: current portion	(630)
Operating lease liability, net of current portion	$2,520

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

Under the terms of the Novartis Agreement, the Company is obligated to perform additional analyses on its longitudinal human aging cohort datasets, to expand data included in its discovery platform, and perform other activities to enable the identification and validation of novel therapeutic drug targets.

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

Collaboration revenue of $2.4 million and $3.9 million was recognized under the Novartis Agreement in the three and six months ended June 30, 2025, respectively. No collaboration revenue was recognized under the Novartis Agreement in the three and six months ended June 30, 2024. During the six months ended June 30, 2025, the Company recorded $2.9 million in revenue that was included in deferred revenue as of December 31, 2024 and $1.0 million in revenue related to research funding for reimbursable costs incurred during the six months ended June 30, 2025. Deferred revenue related to the Novartis Agreement amounted to $9.6 million and $12.5 million as of June 30, 2025, and December 31, 2024, respectively, of which $7.7 million and $7.8 million, respectively, was included in current liabilities within the unaudited condensed consolidated balance sheets.

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

Note 10. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025 as the Company incurred losses for the six months ended June 30, 2025 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2025, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Therefore, no federal, state or foreign income taxes are expected and none have been recorded at this time.

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

On June 30, 2025, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands except for share and per share data):

	Three months ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(21,563)	$(13,581)	$(34,491)	$(26,573)
Denominator:
Weighted-average shares of common stock outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	35,850,037	1,711,005	35,850,037	1,692,238
Net loss per share attributable to common stockholders, basic and diluted:	$(0.60)	$(7.94)	$(0.96)	$(15.70)

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

	June 30, 2025	June 30, 2024
Series A-1 redeemable convertible preferred stock on an as if converted basis	—	1,065,172
Series A-2 redeemable convertible preferred stock on an as if converted basis	—	660,615
Series A-3 redeemable convertible preferred stock on an as if converted basis	—	45,673
Series A-4 redeemable convertible preferred stock on an as if converted basis	—	6,194
Series B redeemable convertible preferred stock on an as if converted basis	—	1,670,599
Series C redeemable convertible preferred stock on an as if converted basis	—	3,602,572
Series D redeemable convertible preferred stock on an as if converted basis	—	11,139,995
Series D-1 redeemable convertible preferred stock on an as if converted basis	—	2,663,812
Stock options, issued and outstanding	8,047,827	4,522,711
Warrants to purchase common stock	31,690	31,690
Total	8,079,517	25,409,033

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

The table below is a summary of the segment net loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$2,412	$—	$3,863	$—
Segment expenses:
Direct program costs	13,955	4,682	18,584	9,293
Indirect research and development expenses	5,889	5,789	12,369	10,499
General and administrative	7,339	4,798	14,127	8,290
Total operating and segment expenses	$27,183	$15,269	$45,080	$28,082
Loss from operations	$(24,771)	$(15,269)	$(41,217)	$(28,082)
Total other income (expense), net	3,208	1,688	6,726	1,509
Segment and consolidated net loss	$(21,563)	$(13,581)	$(34,491)	$(26,573)

Note 13. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its consolidated financial statements. However, due to the existence of a full valuation allowance against the Company's U.S. federal deferred tax assets, the Company does not currently expect the enactment of the OBBBA to have a material impact on its consolidated financial statements. The Company will continue to analyze the OBBBA and will reflect any impact in the period of enactment.

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

Overview

We are a biopharmaceutical company developing therapeutic product candidates for metabolic diseases, such as obesity, by targeting the biology of human aging. Our technology platform and differentiated human datasets enable us to identify promising targets based on insights into molecular changes that drive aging. The primary focus of our portfolio is mechanisms that complement GLP-1 agonists and address key unmet needs. Among our therapeutic goals is the potential development of an all-oral combination product for obesity.

In January 2025, we announced the nomination of our lead program, BGE-102, a structurally novel, orally available small molecule NLRP3 inhibitor with high potency and brain penetration. We are initially developing BGE-102 for obesity since NLRP3-driven inflammation in the brain has been shown to dysregulate energy intake. In preclinical models, BGE-102 demonstrated weight loss both as a monotherapy and in combination with a GLP-1R agonist.

In May 2025, we announced the completion of Investigational New Drug application ("IND") enabling activities for BGE-102. We intend to initiate a Phase 1 Single Ascending Dose (SAD) / Multiple Ascending Dose (MAD) clinical trial for BGE-102 in the second half of 2025, with initial Phase 1 SAD data anticipated by year-end 2025 and complete phase 1 results by mid-2026. We intend to initiate an obesity proof-of-concept clinical trial for BGE-102 in the first half of 2026, with data for this study anticipated in the second half of 2026.

We are also developing novel apelin receptor APJ agonists for obesity, including programs targeting both oral and parenteral (subcutaneous) administration. In preclinical obesity models, APJ agonism has demonstrated the ability to more than double the weight loss induced by a GLP-1R agonist while also restoring healthy body composition and improving muscle function. In June 2025, we announced an option agreement with JiKang Therapeutics for a novel APJ agonist antibody, as well as the filing of a U.S. provisional patent for novel small molecule APJ agonists. We intend to file INDs for both the oral and parenteral APJ programs by 2026 year end.

Our portfolio of product candidates and ongoing collaborations are summarized in the figure below:

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for our product candidates, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. From inception, through June 30, 2025, we have raised aggregate gross proceeds of approximately $559.2 million through the sale and issuance of our common stock, redeemable convertible preferred stock and convertible promissory notes. Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, and general overhead costs.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any future product candidates. Our net losses were $34.5 million and $26.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $287.3 million. We expect to continue to incur net operating losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

As of June 30, 2025, we had $313.4 million in cash, cash equivalents, and marketable securities, of which $16.1 million were long-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled "Liquidity and Capital Resources" included elsewhere in this Quarterly Report.

Collaboration Agreement with Novartis Pharma AG

On December 16, 2024 we entered into a collaboration agreement with Novartis to identify and validate novel therapeutic drug targets by investigating the biological mechanisms that drive diseases related to aging and mediate the beneficial effects of physical exercise.

Under the terms of the Novartis Agreement, we are obligated to perform additional analyses on our longitudinal human aging cohort datasets, to expand data included in our discovery platform, and perform other activities to enable the identification and validation of novel therapeutic drug targets.

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

Collaboration revenue of $2.4 million and $3.9 million was recognized under the Novartis Agreement in the three and six months ended June 30, 2025, respectively. No collaboration revenue was recognized under the Novartis Agreement in the three and six months ended June 30, 2024. During the six months ended June 30, 2025, we recorded $2.9 million in revenue that was included in deferred revenue as of December 31, 2024 and $1.0 million in revenue related to research funding for reimbursable costs incurred during the six months ended June 30, 2025. Deferred revenue related to the Novartis Agreement amounted to $9.6 million and $12.5 million as of June 30, 2025, and December 31, 2024, respectively, of which $7.7 million and $7.8 million, respectively, was included in current liabilities within the unaudited condensed consolidated balance sheets.

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

A significant portion of our research and development costs to date have been third-party direct costs, which we disclose on an individual product candidate basis after the completion of IND-enabling activities for that product candidate. However, our indirect costs are not directly tied to any one program and are deployed across our programs. As such, we do not track these costs on a specific program basis. We utilize third party contractors for our research and development activities and CDMOs for our manufacturing activities and we do not have our own manufacturing facilities.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we progress BGE-102 into clinical trials, continue to discover and develop additional product candidates, expand our headcount and costs related to our existing and potential future intellectual property licenses. Later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

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

Changes in the outcome of any of these variables with respect to the development of any future product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA, European Medicines Agency or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any clinical trials following the applicable regulatory authority’s acceptance and clearance, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.

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

General and Administrative Expense

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation expenses for individuals in executive, finance, corporate, business development, and administrative functions. Other significant general and administrative expenses include legal fees relating to patent, intellectual property and corporate matters, and fees paid for accounting, consulting and other professional services, allocated expenses for rent, insurance and other operating costs.

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

Other Income (Expense), Net

Interest Expense

Interest expense consists of interest incurred on both our convertible promissory notes and term loan.

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consist of interest income generated from interest bearing cash, cash equivalents and marketable securities.

Gain (Loss) from Changes in Fair Value of Warrants

Gain (loss) on changes in fair value consists of assessed changes in fair value of warrants to purchase our common stock.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of June 30, 2025 and December 31, 2024, we have recorded a full valuation allowance against our deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on its consolidated financial statements. However, due to the existence of a full valuation allowance against our U.S. federal deferred tax assets, we do not currently expect the enactment of the OBBBA to have a material impact on our consolidated financial statements. We will continue to analyze the OBBBA and will reflect any impact in the period of enactment.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
Collaboration revenue	$2,412	$—	$2,412	100%
Operating expenses:
Research and development	19,844	10,471	9,373	90%
General and administrative	7,339	4,798	2,541	53%
Total operating expenses	27,183	15,269	11,914	78%
Loss from operations	$(24,771)	$(15,269)	$(9,502)	62%
Other income (expense), net:
Interest expense	(201)	(443)	242	(55)%
Interest and other income (expense), net	3,420	2,201	1,219	55%
Gain (loss) from changes in fair value on warrants	(11)	(70)	59	(84)%
Total other income (expense), net	3,208	1,688	1,520	90%
Net loss	$(21,563)	$(13,581)	$(7,982)	59%

Collaboration Revenue

Collaboration Revenue for the three months ended June 30, 2025 was $2.4 million, compared to no collaboration revenue for the three months ended June 30, 2024. The $2.4 million increase in collaboration revenue was the result of revenue recognized under the Novartis Agreement, as work commenced in 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
Direct costs:
azelaprag	$1,926	$3,668	$(1,742)	(47)%
BGE-102	3,047	—	3,047	100%
Other programs	8,982	1,014	7,968	786%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	4,067	3,925	142	4%
Allocated facility and other expenses	1,822	1,864	(42)	-2%
Total research and development expenses	$19,844	$10,471	$9,373	90%

Research and development expenses increased by $9.3 million from $10.5 million for the three months ended June 30, 2024 to $19.8 million for the three months ended June 30, 2025. The increase in research and development expenses was primarily attributable to a $8.0 million increase in direct costs for other programs, which was primarily related to licensing, discovery, and development activities related to our novel apelin receptor APJ agonist programs during the three months ended June 30, 2025. Additionally contributing to the increase in research and development expenses was a $3.0 million increase in direct costs related to our BGE-102 program associated with IND-enabling activities and drug-product manufacturing. These higher costs were partially offset by a $1.7 million reduction in azelaprag direct costs as development was terminated in January 2025.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million from $4.8 million for the three months ended June 30, 2024 to $7.3 million for the three months ended June 30, 2025. The increase was primarily driven by a $1.5 million increase personnel-related expenses, largely due to an increase in stock-based compensation expense associated with new option grants issued to employees, executives, board members and advisors. Additionally contributing to the increase in general and administrative expenses was a $0.9 million increase in legal fees.

Other Income (Expense), Net

Other income (expense), net increased by approximately $1.5 million from $1.7 million for the three months ended June 30, 2024 to $3.2 million for the three months ended June 30, 2025. This increase in other income was primarily attributable to a $1.2 million increase in interest income driven by our higher cash, cash equivalents, and marketable securities balance. Further contributing to the increase in other income was a $0.2 million decrease in interest expense primarily related to our convertible promissory notes that converted into Series D-1 redeemable convertible preferred stock in February 2024

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
Collaboration revenue	$3,863	$—	$3,863	100%
Operating expenses:
Research and development	30,953	19,792	11,161	56%
General and administrative	14,127	8,290	5,837	70%
Total operating expenses	45,080	28,082	16,998	61%
Loss from operations	$(41,217)	$(28,082)	$(13,135)	47%
Other income (expense), net:
Interest expense	(456)	(1,660)	1,204	(73)%
Interest and other income (expense), net	7,134	3,497	3,637	104%
Gain (loss) from changes in fair value on warrants	48	(78)	126	(162)%
Loss on extinguishment of debt	—	(250)	250	(100)%
Total other income (expense), net	6,726	1,509	5,217	346%
Net loss	$(34,491)	$(26,573)	$(7,918)	30%

Collaboration Revenue

Collaboration Revenue for the six months ended June 30, 2025 was $3.9 million, compared to no collaboration revenue for the six months ended June 30, 2024. The $3.9 million increase in collaboration revenue was the result of revenue recognized under the Novartis Agreement, as work commenced in 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
Direct costs:
azelaprag	$2,800	$7,215	$(4,415)	(61)%
BGE-102	$5,158	$—	$5,158	100%
Other programs	$10,626	$2,078	$8,548	411%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	9,175	7,690	1,485	19%
Allocated facility and other expenses	3,194	2,809	385	14%
Total research and development expenses	$30,953	$19,792	$11,161	56%

Research and development expenses increased by $11.2 million from $19.8 million for the six months ended June 30, 2024 to $31.0 million for the six months ended June 30, 2025. The increase in research and development expenses was primarily attributable to a $8.5 million increase in direct costs related to other programs, which was primarily related to licensing, discovery, and development activities related to our novel apelin receptor APJ agonist programs during the six months ended June 30, 2025. Additionally contributing to the increase in research and development expenses was a $5.2 million increase in direct costs related to our BGE-102 program associated with IND-enabling activities and drug-product manufacturing and a $1.5 million increase in personnel-related expenses, driven by stock-based compensation grants to employees and severance payments to certain former employees, and a $0.4 million increase in allocated facility and other expenses primarily related to facility expenses for our Emeryville Lease (defined below). These higher costs were partially offset by a $4.4 million reduction in azelaprag direct costs as development was terminated in January 2025.

General and Administrative Expenses

General and administrative expenses increased by $5.8 million from $8.3 million for the six months ended June 30, 2024 to $14.1 million for the six months ended June 30, 2025. The increase was primarily driven by a $3.5 million increase personnel-related expenses, largely due to an increase in stock-based compensation expense associated with new option grants issued to employees, executives, board members and advisors. Additionally contributing to the increase in general and administrative expenses was a $1.4 million increase in legal fees and a $0.7 million increase in taxes and insurance, primarily related to our public-company director and officer insurance policy.

Other Income (Expense), Net

Other income (expense), net increased by approximately $5.2 million from $1.5 million for the six months ended June 30, 2024 to $6.7 million for the six months ended June 30, 2025 and 2024. This increase in other income was primarily attributable to a $3.6 million increase in interest income driven by our higher cash, cash equivalents, and marketable securities balance. Further contributing to the increase in other income was a $1.2 million decrease in interest expense and a $0.3 million decrease in loss on extinguishment of debt related to our convertible promissory notes that converted into Series D-1 redeemable convertible preferred stock in February 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. As of June 30, 2025, we had $313.4 million in cash, cash equivalents, and marketable securities and we had an accumulated deficit of $287.3 million. From inception through June 30, 2025, we have raised aggregate gross proceeds of approximately $559.2 million through the sale and issuance of our common stock, redeemable convertible preferred stock and convertible promissory notes.

In May 2022, we entered into the Loan Agreement with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP pursuant to which we were able to borrow up to an aggregate of $25.0 million across two potential tranches until December 31, 2023. The Loan Agreement has a floating interest rate of the higher of the Wall Street Journal Prime rate plus 4.00% or 7.5%. The amounts borrowed under the Loan Agreement are scheduled to mature on April 1, 2026 and beginning November 1, 2023 we started making monthly principal payments. In addition, we will also be required to pay a final payment fee equal to 4.4% of the total amount borrowed. As of June 30, 2025, we had $5.0 million outstanding under the Loan Agreement. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the Loan Agreement.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Net cash used in operating activities	$(37,332)	$(31,453)
Net cash used in investing activities	(93,629)	(35)
Net cash provided by (used in) financing activities	(3,000)	165,614
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(58)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(134,019)	$134,128

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2025 was $37.3 million, and was primarily due to our net loss of $34.5 million and a $9.3 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $6.5 million, of which $6.2 million related to stock-based compensation expense.

Cash used in operating activities during the six months ended June 30, 2024 was $31.5 million, and was primarily due to our net loss of $26.6 million and a $8.6 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $3.7 million, of which $2.4 million related to stock-based compensation expense.

Cash Used in Investing Activities

Cash used in investing activities was $93.6 million during the six months ended June 30, 2025 and included cash outflows of $101.5 million related to the purchase of marketable securities as well as $0.6 million related to the purchase of property and equipment. These changes were partially offset by maturities of marketable securities of $8.5 million.

There was less than $0.1 million used for investing activities during the six months ended June 30, 2024, all of which related to the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities during the six months ended June 30, 2025 was $3.0 million due to principal payments on our Term Loan.

Cash provided by financing activities during the six months ended June 30, 2024 was $165.6 million, resulting from the issuance and sale of our Series D Redeemable Convertible Preferred Stock for $169.5 million in net proceeds and $0.4 million in proceeds from stock option exercises, partially offset by $3.0 million in principal payments on our Term Loan and $1.3 million in deferred offering costs related to our initial public offering.

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

Contractual Obligations and Other Commitments

Lease Obligations

We lease office and lab space in Emeryville, California (the Emeryville Lease). The Emeryville Lease is accounted for as an operating lease and expires on February 24, 2031. As of June 30, 2025, our non-cancellable base rent lease obligations related to the Emeryville Lease were $4.3 million, of which $0.6 million is due within the next 12 months.

We lease office and lab space in Richmond, California. The Richmond Lease is accounted for as an operating lease and expires on August 31, 2025. As of June 30, 2025, our non-cancellable base rent lease obligations related to the Richmond Lease were less than $0.1 million, all of which is due within the next 12 months.

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

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our audited financial statements and the notes thereto for the year ended December 31, 2024 included in Form 10-K filed with the Securities and Exchange Commission on March 20, 2025. There were no material changes to these accounting policies during the six months ended June 30, 2025, except for the new critical accounting policy noted below.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have funded our operations with proceeds from sales of our redeemable convertible preferred stock, convertible notes, proceeds from the sale of our common stock, and stock option exercises. From inception through June 30, 2025, we received an aggregate of $293.8 million in gross proceeds from sales of our redeemable convertible preferred stock, an aggregate of $26.4 million in gross proceeds from sales of our convertible notes, $238.3 million in gross proceeds from sales of our common stock, and $0.7 million in proceeds from stock option exercises.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any product revenue since our inception. If our future product candidates are not successfully developed, approved and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $34.5 million and $26.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $287.3 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of, and in-licensing of intellectual property related to, our former product candidate azelaprag, the research and development of our NLRP3 programs, our longitudinal human aging platform, and from general and administrative costs associated with our operations. BGE-102 and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially in connection with our planned clinical trials for BGE-102, an NLRP3 inhibitor for the treatment of obesity, our planned development of APJ agonists, and as we continue our development of, seek regulatory approval for and potentially commercialize BGE-102 or any future product candidates we may develop.

In addition, in May 2022, we entered into a loan and security agreement (the Loan Agreement) with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP (collectively, the Lenders) pursuant to which we were able to borrow up to an aggregate of $25.0 million across two potential tranches until December 31, 2023 (the Term Loan). The Term Loan is secured by a lien covering substantially all of our assets, but not including our intellectual property or non-assignable licenses. In connection with the Term Loan, the Lenders were concurrently issued warrants to purchase 24,968 shares of our common stock at an exercise price of $10.26 per share, with a term of 10 years. The Loan Agreement required us to pay monthly interest payments until November 1, 2023, after which we commenced monthly principal payments. As of June 30, 2025 we had $5.0 million outstanding principal under the Term Loan. The Term Loan matures by April 1, 2026. For additional information about the Loan Agreement, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We had $313.4 million in cash, cash equivalents, and marketable securities as of June 30, 2025, of which $16.1 million were long-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

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

We currently do not have any product candidates in clinical development. However, we announced the completion of IND-enabling activities for BGE-102 in May 2025, and intend to initiate a Phase 1 SAD/MAD clinical trial for BGE-102 in the second half of 2025. It is impossible to predict when or if BGE-102 or any future product candidates will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of BGE-102 or any future product candidates, or a competitor’s product candidate in the same class, may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from our Phase 1b bed rest atrophy clinical trial and the lack of any negative safety signals in other Phase 1 clinical trials of azelaprag, in January 2025, we announced the discontinuation of the azelaprag program following observation of liver transaminitis without clinically significant symptoms in some subjects receiving azelaprag in our Phase 2 clinical trial. Interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. We may be unable to establish benefit on clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, particularly in the earlier stages of development. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of any future product candidates.

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

New income, sales, use or other tax laws, statutes, rules or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, under the Tax Cuts and Jobs Act, as amended by the One Big Beautiful Bill Act ("OBBBA") for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize certain research and development expenditures over fifteen years if incurred in foreign jurisdictions. For tax years beginning after December 31, 2021, and beginning on or before December 31, 2024, taxpayers generally were required to capitalize and amortize certain research and development expenditures over five years if incurred in the United States; however, beginning after that period, the OBBBA restored immediate deductibility of research and development expenditures incurred in the United States and also permits certain small business taxpayers to apply these changes retroactively to tax years beginning after December 31, 2021.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

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

BioAge Labs, Inc.

Date: August 6, 2025	By:	/s/ Kristen Fortney
Kristen Fortney, Ph.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Dov Goldstein
Dov Goldstein, M.D.
Chief Financial Officer
(Principal Financial Officer)