Form 10-Q
period 2025-09-30
BioAge Labs, Inc.
filed 2025-11-06
CIK 1709941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 35,855,037 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, including BGE-102 and our APJ programs, the potential for BGE-102 as a treatment for obesity and cardiovascular risk factors and the expected timeline for data readouts from our ongoing Phase 1 clinical trial, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, the timing of IND filings for our APJ programs, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents, and marketable securities, general economic, industry and market conditions, including fluctuating interest rates and inflation, cybersecurity incidents, significant political, trade or regulatory developments, including tariffs, the ongoing federal government shutdown and any future federal government shutdowns, or shifting priorities within the U.S. Food and Drug Administration, and global regional conflicts on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$215,573	$354,349
Marketable securities, current	70,205	—
Accounts receivable	515	—
Prepaid expenses and other current assets	4,535	2,754
Total current assets	290,828	357,103
Investments	100	100
Marketable securities	10,078	—
Property and equipment, net	973	591
Operating lease right-of-use assets, net	2,884	200
Other assets	227	240
Total assets	$305,090	$358,234
Liabilities
Current Liabilities:
Accounts payable	$5,018	$1,996
Accrued expenses and other current liabilities	7,263	11,751
Term loan, current	4,126	6,000
Operating lease liabilities, current	580	202
Deferred revenue, current	7,506	7,826
Total current liabilities	24,493	27,775
Deferred revenue	556	4,674
Term loan	—	2,502
Warrant liability	150	156
Operating lease liabilities	2,427	—
Total liabilities	27,626	35,107
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 35,850,037 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	584,662	575,693
Accumulated other comprehensive income	275	245
Accumulated deficit	(307,473)	(252,811)
Total stockholders’ equity	277,464	323,127
Total liabilities and stockholders’ equity	$305,090	$358,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Collaboration revenue	$2,054	$—	$5,917	$—
Operating expenses:
Research and development	$18,513	$20,019	$49,466	$39,811
General and administrative	6,681	4,731	20,808	13,021
Total operating expenses	25,194	24,750	70,274	52,832
Loss from operations	(23,140)	(24,750)	(64,357)	(52,832)
Other income (expense)
Interest expense	(149)	(388)	(605)	(2,048)
Interest and other income (expense), net	3,160	2,037	10,294	5,534
Gain (loss) from changes in fair value of warrants	(42)	(306)	6	(384)
Loss on extinguishment of debt	—	—	—	(250)
Total other income (expense), net	2,969	1,343	9,695	2,852
Net loss	$(20,171)	$(23,407)	$(54,662)	$(49,980)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(6.70)	$(1.52)	$(21.76)
Weighted-average common shares outstanding, basic and diluted	35,850,037	3,494,580	35,850,037	2,297,397
Comprehensive loss:
Net loss	(20,171)	(23,407)	(54,662)	(49,980)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments	73	—	102	—
Foreign currency translation adjustment	(10)	58	(72)	55
Total other comprehensive income:	63	58	30	55
Total comprehensive loss	$(20,108)	$(23,349)	$(54,632)	$(49,925)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share information)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	35,850,037	$—	$575,693	$245	$(252,811)	$323,127
Stock-based compensation expense	—	—	2,949	—	—	2,949
Unrealized gain on marketable securities	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(12,928)	(12,928)
Balance, March 31, 2025	35,850,037	$—	$578,642	$264	$(265,739)	$313,167
Stock-based compensation expense	—	—	3,229	—	—	3,229
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(21,563)	(21,563)
Balance, June 30, 2025	35,850,037	$—	$581,871	$212	$(287,302)	$294,781
Stock-based compensation expense	—	—	2,791	—	—	2,791
Unrealized gain on marketable securities	—	—	—	73	—	73
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(20,171)	(20,171)
Balance, September 30, 2025	35,850,037	$—	$584,662	$275	$(307,473)	$277,464

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2023	31,465,128	$132,722	1,673,314	$—	$8,142	$164	$(181,702)	$(173,396)
Series D redeemable convertible preferred stock	49,713,402	169,458	—	—	—	—	—	—
Conversion of convertible promissory notes into Series D-1 redeemable convertible preferred stock	11,887,535	40,651	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	280	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	852	—	—	852
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(12,992)	(12,992)
Balance, March 31, 2024	93,066,065	$342,831	1,673,594	$—	$8,997	$185	$(194,694)	$(185,512)
Issuance of common stock upon exercise of options	—	—	50,070	—	422	—	—	422
Stock-based compensation expense	—	—	—	—	1,558	—	—	1,558
Foreign currency translation adjustment	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(13,581)	(13,581)
Balance, June 30, 2024	93,066,065	$342,831	1,723,664	$—	$10,977	$167	$(208,275)	$(197,131)
Issuance of common shares through initial public offering, net of underwriting discounts, commissions, and issuance costs	—	—	11,000,000	—	179,623	—	—	179,623
Issuance of common shares through concurrent private placement, net of placement agent fee	—	—	588,888	—	9,858	—	—	9,858
Conversion of convertible preferred stock into common stock	(93,066,065)	(342,831)	20,854,632	—	342,831	—	—	342,831
Issuance of common stock upon exercise of options	—	—	29,637	—	184	—	—	184
Stock-based compensation expense	—	—	—	—	1,848	—	—	1,848
Foreign currency translation adjustment	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	$(23,407)	(23,407)
Balance, September 30, 2024	—	$—	34,196,821	$—	$545,321	$109	$(231,682)	$313,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(54,662)	$(49,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,969	4,258
Depreciation expense	144	120
Loss on extinguishment of debt	—	250
Non-cash interest expense	156	987
Non-cash lease expense	115	3
(Gain) loss from changes in fair value on warrants	(6)	384
Changes in operating assets and liabilities:
Accounts receivable	(515)	—
Prepaid expenses and other current assets	(1,481)	(1,644)
Other assets	13	—
Accounts payable	3,095	132
Accrued expenses and other current liabilities	(4,766)	2,419
Deferred revenue	(4,438)	—
Deferred grant income	—	(3,313)
Net cash used in operating activities	(53,376)	(46,384)
INVESTING ACTIVITIES
Purchase of property and equipment	(607)	(340)
Purchases of marketable securities	(114,431)	—
Maturities of marketable securities	34,250	—
Net cash used in investing activities	(80,788)	(340)
FINANCING ACTIVITIES
Proceeds from Series D issuance	—	170,000
Issuance costs paid on Series D issuance	—	(542)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	184,140
Issuance costs paid on initial public offering and private placement	—	(3,268)
Proceeds from issuance of common shares through private placement, net of placement agent fees	—	9,858
Term loan principal payments	(4,500)	(4,500)
Deferred offering costs paid	(44)	—
Proceeds from issuance of common shares upon stock option exercises	—	609
Net cash (used in) provided by financing activities	(4,544)	356,297
Effect of changes in exchange rate on cash and cash equivalents	(68)	(56)
Net (decrease) increase in cash and cash equivalents	(138,776)	309,517
Cash, cash equivalents and restricted cash at beginning of period	354,349	24,957
Cash and cash equivalents at end of period	$215,573	$334,474
Supplemental non-cash disclosure:
Unpaid equity issuance costs included in accounts payable and accrued expenses	$—	$1,249
Conversion of convertible promissory notes into Series D-1 redeemable convertible preferred stock	$—	$40,651
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$—	$342,831
Purchases of property and equipment in accounts payable and accrued expenses	$42	$—
Cash paid for interest	$526	$1,145
Deferred offering costs included in accounts payable, accrued expenses, and other current liabilities	$255	$—
Right-of-use assets obtained in exchange for lease obligation	$3,106	$282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Business

BioAge Labs, Inc. (the “Company”), is a clinical-stage biopharmaceutical company developing therapeutic product candidates for metabolic diseases by targeting the biology of human aging. The Company's lead product candidate, BGE-102, is a potent, orally available, brain-penetrant small-molecule NLRP3 inhibitor being developed for obesity and cardiovascular risk factors. BGE-102 has demonstrated significant weight loss in preclinical models both as monotherapy and in combination with GLP-1 receptor agonists. The Company's technology platform and differentiated human datasets enable identification of promising targets based on insights into molecular changes that drive aging. The primary focus of the Company's portfolio is mechanisms that complement GLP-1 agonists and address key unmet needs. Among the Company's therapeutic goals is the potential development of an all-oral combination product for obesity.

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

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $307.5 million and $252.8 million as of September 30, 2025 and December 31, 2024, respectively. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of $295.9 million, of which $10.1 million were long-term marketable securities.

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

Marketable Securities

Marketable securities consist of high-grade, highly liquid debt securities including corporate debt, commercial paper, U.S. government securities, and U.S. government agency securities. Marketable securities with maturities within twelve months from the balance sheet date are classified as short-term marketable securities and those with maturities over twelve months from the balance sheet date are classified as long-term marketable securities. The Company classifies all marketable securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. As of and for the nine months ended September 30, 2025, the Company did not have any allowance for credit losses or impairments of its marketable securities. The Company did not have any marketable securities as of December 31, 2024.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the ASU, entities must annually (i) disclose specific categories in the rate reconciliation, (ii) provide additional information for reconciling items that meet a quantitative threshold, and (iii) disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted, and will have no impacts on our financial condition and results of operations.

In November 2024, the FASB issued ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted and the option for retrospective application. This ASU will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted, and will have no impacts on our financial condition and results of operations.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$181,227	$—	$—	$181,227
Commercial paper	—	32,069	—	32,069
Treasury bills	1,997	—	—	1,997
Cash equivalents	$183,224	$32,069	$—	$215,293

U.S. government bonds	$38,919	$—	$—	$38,919
Commercial paper	—	17,910	—	17,910
U.S. government agency bonds	—	1,982	—	1,982
Corporate debt securities	—	11,394	—	11,394
Short-term marketable securities	$38,919	$31,286	$—	$70,205

U.S. government bonds	$9,075	$—	$—	$9,075
U.S. government agency bonds	—	1,003	—	1,003
Long-term marketable securities	$9,075	$1,003	$—	$10,078

Total fair value of financial assets	$231,218	$64,358	$—	$295,576

Liabilities:
Warrant liability	$—	$—	$150	$150

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents — Money market funds	$354,061	$—	$—	$354,061
Liabilities:
Warrant liability	$—	$—	$156	$156

Cash Equivalents and Marketable Securities

Cash equivalents include U.S. government obligation money market mutual funds, commercial paper, and treasury bills that have a maturity of three months or less from the original acquisition date. The Company’s money market funds and treasury bills are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices. U.S. government bonds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Corporate debt securities, commercial paper, and U.S. government agency bonds are classified within Level 2 of the fair value hierarchy as they take into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

The following tables summarize the Company's cash equivalents and marketable securities' amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category (in thousands):

			Unrealized
September 30, 2025	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$181,227	$—	$—	$181,227
Commercial paper	Three months or less	32,072	(3)	—	32,069
Treasury bills	Three months or less	1,997	—	—	1,997
Cash equivalents		$215,296	$(3)	$—	$215,293

U.S. government bonds	Less than 1 year	38,868	—	51	38,919
Commercial paper	Less than 1 year	17,908	(1)	3	17,910
U.S. government agency bonds	Less than 1 year	1,980	—	2	1,982
Corporate debt securities	Less than 1 year	11,391	(1)	4	11,394
Short-term marketable securities		$70,147	$(2)	$60	$70,205

U.S. government bonds	1 to 2 years	9,035	—	40	9,075
U.S. government agency bonds	1 to 2 years	999	—	4	1,003
Long-term marketable securities		$10,034	$—	$44	$10,078

Total financial assets		$295,477	$(5)	$104	$295,576

			Unrealized
December 31, 2024	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$354,061	$—	$—	$354,061
Cash equivalents		$354,061	$—	$—	$354,061

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before maturity. No allowance for credit losses has been recognized as of September 30, 2025 or December 31, 2024. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of September 30, 2025 and December 31, 2024, the Company had accrued interest receivable of $1.1 million and $1.2 million, respectively, which was included in the prepaid expenses and other current assets financial statement line item in the condensed consolidated balance sheets.

Warrant Liability

As of September 30, 2025, warrants to purchase 31,690 shares of common stock were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company's stock price, risk-free rate, and volatility.

Note 4. Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Lab equipment	$967	$669
Computer equipment and software	72	64
Furniture and fixtures	167	53
Leasehold improvements	161	—
Construction-in-progress	19	176
Property and equipment, gross	$1,386	$962
Accumulated depreciation	(413)	(371)
Property and equipment, net	$973	$591

Depreciation expense was less than $0.1 million and $0.1 million for each of the three and nine months ended September 30, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Research and development expenses	$3,213	$7,449
Payroll and related costs	3,160	3,885
Other	890	417
Total accrued expenses and other current liabilities	$7,263	$11,751

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

Debt issuance costs, including the fair value of the warrants, have been treated as debt discounts in the unaudited condensed consolidated balance sheet and together with the final payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method. As of September 30, 2025 and December 31, 2024, there were unamortized issuance costs and debt discounts of less than $0.1 million, which are recorded as a direct deduction from the Term Loan in the unaudited condensed consolidated balance sheet. Interest expense related to the Loan Agreement was $0.6 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the stated rate on the Term Loan was 11.3% and 11.5%, respectively. As of September 30, 2025 and December 31, 2024, the effective interest rate on the Term Loan, including the amortization of the debt discount and accretion of the final payment, was 15.7% and 15.8%, respectively, for the Initial Term Loan and 14.1% and 14.2%, respectively, for the Additional Term Loan. The carrying amount of the Term Loan is subject to variable interest rates, which are based on current market rates, and as such, approximate fair value.

The components of the Term Loan balance were (in thousands):

September 30, 2025
Principal loan balance	$3,500
Final fee	633
Unamortized debt discount	(7)
Total Term Loan	$4,126

As of September 30, 2025, the estimated future principal payments under the Term Loan are as follows (in thousands):

Years ending December 31,	Total Principal Payments
2025 (excluding the nine months ended September 30, 2025)	$1,500
2026	2,000
Principal amount of Term Loan	$3,500

Note 6. Capital Structure

Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 20,854,632 shares of common stock.

There are 500,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, there were no preferred shares issued and outstanding. The Company had 35,850,037 shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024. Common stock reserved for future issuance, on an as-if-converted basis, as of September 30, 2025 and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Stock options, issued and outstanding	8,114,827	5,384,142
Stock options, authorized for future issuance	2,064,869	3,039,972
Warrants, issued and outstanding	31,690	31,690
Total common stock reserved for future issuance	10,211,386	8,455,804

Note 7. Stock-Based Compensation

Stock Option Plans

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and consultants. The Company issued stock options under the 2015 Equity Incentive Plan, as amended (the “2015 plan”) until September 2024, when the 2024 Equity Incentive Plan (“2024 Plan”) was adopted. There are no remaining shares available to be granted under the 2015 Plan. There were 4,533,794 and 3,581,033 stock options outstanding under the 2015 Plan and 2024 Plan, respectively, as of September 30, 2025.

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

As of September 30, 2025, 2,064,869 shares were available for future grants under the 2024 Plan. The terms of the agreements are determined by the board of directors. The Company’s stock options have a maximum term of 10 years and vest based on the terms in the agreements, generally over 4 years.

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Shares Available to Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance-December 31, 2024	3,039,972	5,384,142	$9.61	7.8	$1,022
Change in authorized shares	1,755,582	—	—
Granted	(2,961,646)	2,961,646	4.38
Exercised	—	—	—
Forfeited/expired	230,961	(230,961)	10.08
Balance-September 30, 2025	2,064,869	8,114,827	$7.69	8.1	$5,486
Vested and Exercisable-September 30, 2025		3,424,797	$8.36	7.0	$1,689

There were no stock options exercised during the nine months ended September 30, 2025. The intrinsic value of the stock options that were exercised during the nine months ended September 30, 2024 was $0.2 million.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $3.67 and $8.61, respectively, and were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2025	2024
Risk-free interest rate	4.4%	4.4%
Expected term of stock options (in years)	6.0	6.0
Expected stock price volatility	108.0%	109.9%
Estimated dividend yield	—	—

Stock-based compensation expense recorded as research and development and general and administrative expenses in the statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$863	$555	$2,441	$1,331
General and administrative	1,928	1,293	6,528	2,927
Total stock-based compensation expense	$2,791	$1,848	$8,969	$4,258

As of September 30, 2025, there was $26.9 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

In September 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP enables eligible employees to purchase shares of the Company's common stock with accumulated payroll deductions. The Company has initially reserved 330,000 shares of its common stock for sale under the 2024 ESPP. The aggregate number of shares issued over the term of the 2024 ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 3,300,000 shares of the Company's common stock. The number of shares reserved for issuance under the 2024 Plan will increase automatically on January 1 of each of the first ten calendar years during the term of the 2024 Plan by the number of shares equal to the lesser of 1% of the aggregate number of all classes of the Company's common stock and the total number of shares of the Company's common stock subject to any pre-funded warrants, in each case, as issued and outstanding as of the immediately preceding December 31, or a number as may be determined by the Company's board of directors. As of September 30, 2025, there were a total of 688,500 shares available for future purchase under the 2024 ESPP.

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

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of employee contributions into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees was $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Leases

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

As of September 30, 2025, the Emeryville Lease remaining lease term was 5.4 years and the discount rate used to determine the operating lease liability was 11.6%.

Operating lease expense was $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statement of cash flows. Variable lease payments related to operating leases for the three and nine months ended September 30, 2025 and 2024 were not material.

As of September 30, 2025, maturities of lease liabilities were as follows:

2025 (excluding the nine months ended September 30, 2025)	$181
2026	617
2027	763
2028	786
2029	810
2030	834
Thereafter	140
Total operating lease payments	4,131
Less: imputed interest	(1,124)
Total operating lease liabilities	3,007
Less: current portion	(580)
Operating lease liability, net of current portion	$2,427

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

Collaboration revenue of $2.1 million and $5.9 million was recognized under the Novartis Agreement in the three and nine months ended September 30, 2025, respectively. No collaboration revenue was recognized under the Novartis Agreement in the three and nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company recorded $4.4 million in revenue that was included in deferred revenue as of December 31, 2024 and $1.5 million in revenue related to research funding for reimbursable costs incurred during the nine months ended September 30, 2025. Deferred revenue related to the Novartis Agreement amounted to $8.1 million and $12.5 million as of September 30, 2025, and December 31, 2024, respectively, of which $7.5 million and $7.8 million, respectively, was included in current liabilities within the unaudited condensed consolidated balance sheets.

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

Note 10. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025 as the Company incurred losses for the nine months ended September 30, 2025 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2025, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Therefore, no federal, state or foreign income taxes are expected and none have been recorded at this time.

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

On September 30, 2025, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the "OBBBA"), which includes several changes to U.S. federal income tax law, including temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. Beginning with the 2025 tax year, the OBBBA restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. The impacts of the OBBBA will not affect the Company's income tax calculation and will not be material to the 2025 financial statements, however, the Company will continue to evaluate impacts to future periods.

Note 11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands except for share and per share data):

	Three months ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(20,171)	$(23,407)	$(54,662)	$(49,980)
Denominator:
Weighted-average shares of common stock outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	35,850,037	3,494,580	35,850,037	2,297,397
Net loss per share attributable to common stockholders, basic and diluted:	$(0.56)	$(6.70)	$(1.52)	$(21.76)

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

	September 30, 2025	September 30, 2024
Stock options, issued and outstanding	8,114,827	5,248,778
Warrants to purchase common stock	31,690	31,690
Total	8,146,517	5,280,468

Note 12. Segment Reporting

The Company has one reportable segment relating to which is the business of extending healthy human life by targeting molecular causes of aging.

The Company’s chief operating decision-maker ("CODM") is its chief executive officer. When evaluating the Company's financial performance, the CODM reviews total operating expenses and expense by function to make decisions on a company-wide basis.

As a single reportable segment entity, the determined measure of profit or loss is the Company’s consolidated net income (loss). Consolidated asset information for the Company’s single reportable segment is presented in the Company’s consolidated balance sheets.

The table below is a summary of the segment net loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$2,054	$—	$5,917	$—
Segment expenses:
Direct program costs	12,248	14,479	30,832	23,772
Indirect research and development expenses	6,265	5,540	18,634	16,039
General and administrative	6,681	4,731	20,808	13,021
Total operating and segment expenses	$25,194	$24,750	$70,274	$52,832
Loss from operations	$(23,140)	$(24,750)	$(64,357)	$(52,832)
Total other income (expense), net	2,969	1,343	9,695	2,852
Segment and consolidated net loss	$(20,171)	$(23,407)	$(54,662)	$(49,980)

Note 13. Subsequent Events

On October 2, 2025, the Company filed a shelf registration statement on Form S-3, as amended, (the “Shelf Registration Statement”), which was subsequently amended on November 5, 2025 by Amendment No. 1 to the Shelf Registration Statement ("Amendment No. 1"). Amendment No. 1 was filed for the sole purpose of including language provided by Rule 473(b) of the Securities Act for the automatic effectiveness of the Shelf Registration Statement 20 days following the filing of Amendment No. 1. The Shelf Registration Statement permits the offering of up to $250.0 million aggregate dollar amount of shares of the Company’s common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In connection with the Shelf Registration Statement, the Company entered into a Sales Agreement with Leerink Partners LLC (“Leerink”) as the sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $75.0 million. The $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $250.0 million of securities that may be issued and sold pursuant to the Shelf Registration Statement. The Company will pay Leerink a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement.

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

Overview

We are a clinical-stage biopharmaceutical company developing therapeutic product candidates for metabolic diseases by targeting the biology of human aging. Our lead product candidate, BGE-102, is a potent, orally available, brain-penetrant small-molecule NLRP3 inhibitor being developed for obesity and cardiovascular risk factors. BGE-102 has demonstrated significant weight loss in preclinical models both as monotherapy and in combination with GLP-1 receptor agonists. Our technology platform and differentiated human datasets enable identification of promising targets based on insights into molecular changes that drive aging. The primary focus of our portfolio is mechanisms that complement GLP-1 agonists and address key unmet needs. Among our therapeutic goals is the potential development of an all-oral combination product for obesity.

In August 2025, we announced that the first patient was dosed in our Phase 1 Single Ascending Dose (“SAD”) / Multiple Ascending Dose (“MAD”) clinical trial for BGE-102. The Phase 1 study is a randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BGE-102 in healthy participants. The study is designed to characterize BGE-102's pharmacokinetic profile through blood sampling, assess CNS penetration through cerebrospinal fluid sampling, and evaluate pharmacodynamic effects using an ex vivo whole blood stimulation assay that measures BGE-102's ability to inhibit the production of key inflammatory signals such as IL-1β. Initial Phase 1 SAD data is anticipated by year-end 2025 and complete phase 1 results are anticipated by mid-2026. Following successful completion of the Phase 1 SAD/MAD clinical trial, we plan to initiate a proof-of-concept clinical trial for BGE-102, with top-line data for this study anticipated in the second half of 2026.

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

Our portfolio of product candidates and ongoing collaborations are summarized in the figure below:

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for our product candidates, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. From inception, through September 30, 2025, we have raised aggregate gross proceeds of approximately $559.2 million through the sale and issuance of our common stock, redeemable convertible preferred stock and convertible promissory notes. Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, and general overhead costs.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any future product candidates. Our net losses were $54.7 million and $50.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $307.5 million. We expect to continue to incur net operating losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

•
continue to progress the development of our lead product candidate, BGE-102;
•
explore additional indications for our existing product candidates;
•
discover and develop any future product candidates;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•
manufacture, or have manufactured, preclinical, clinical and potentially commercial supplies of BGE-102 and any future product candidates;
•
seek regulatory approvals for BGE-102 or for any future product candidates that successfully complete clinical trials, if any;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, which could include licenses, collaborations, or other strategic partnerships. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. If we raise additional funds through licenses, collaborations, or other strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. There is no assurance that we will ever be profitable or generate positive cash flow from operating activities. Our ability to raise additional funds may also be adversely impacted by potential worsening global macroeconomic, industry and market conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which we operate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the U.S. federal debt ceiling and budget and the ongoing federal government shutdown and any future government shutdowns related thereto, labor shortages, supply chain disruptions, potential recession, inflation and changing interest rates, significant trade or regulatory developments, including tariffs or shifting priorities within the U.S. Food and Drug Administration, and political instability and military hostilities in multiple geographies, such as the conflicts in Ukraine, the Middle East, and tensions between China and Taiwan.

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

As of September 30, 2025, we had $295.9 million in cash, cash equivalents, and marketable securities, of which $10.1 million were long-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled "Liquidity and Capital Resources" included elsewhere in this Quarterly Report.

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

Collaboration revenue of $2.1 million and $5.9 million was recognized under the Novartis Agreement in the three and nine months ended September 30, 2025, respectively. No collaboration revenue was recognized under the Novartis Agreement in the three and nine months ended September 30, 2024. During the nine months ended September 30, 2025, we recorded $4.4 million in revenue that was included in deferred revenue as of December 31, 2024 and $1.5 million in revenue related to research funding for reimbursable costs incurred during the nine months ended September 30, 2025. Deferred revenue related to the Novartis Agreement amounted to $8.1 million and $12.5 million as of September 30, 2025, and December 31, 2024, respectively, of which $7.5 million and $7.8 million, respectively, was included in current liabilities within the unaudited condensed consolidated balance sheets.

Components of Our Results of Operations

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our lead product candidate, BGE-102, or other product candidates that we may develop in the future are successful and result in marketing approval, we may generate revenue from product sales.

We have recognized and expect to recognize collaboration revenue in the future from the Novartis Agreement, which may include amounts related to upfront payments, milestone payments, and research and development funding.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expense

Research and development expenses account for a significant portion of our operating expenses and consist primarily of costs incurred in connection with the discovery, preclinical development, clinical development and manufacturing of our former lead product candidate, azelaprag, our lead product candidate, BGE-102, and other potential future product candidates, and include:

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we progress BGE-102 into additional clinical trials, continue to discover and develop additional product candidates, expand our headcount and costs related to our existing and potential future intellectual property licenses. Later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

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

Changes in the outcome of any of these variables with respect to the development of our lead product candidate, BGE-102, or any future product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA, European Medicines Agency or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any clinical trials following the applicable regulatory authority’s acceptance and clearance, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.

The successful development of BGE-102 or any other product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of BGE-102 and any future product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of BGE-102 or any future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of September 30, 2025 and December 31, 2024, we have recorded a full valuation allowance against our deferred tax assets.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the "OBBBA"), which includes several changes to U.S. federal income tax law, including temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. Beginning with our 2025 tax year, the OBBBA restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. The impacts of the OBBBA are not expected to be material to the 2025 financial statements, however, we will continue to evaluate impacts to future periods.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
Collaboration revenue	$2,054	$—	$2,054	100%
Operating expenses:
Research and development	18,513	20,019	(1,506)	(8)%
General and administrative	6,681	4,731	1,950	41%
Total operating expenses	25,194	24,750	444	2%
Loss from operations	$(23,140)	$(24,750)	$1,610	(7)%
Other income (expense), net:
Interest expense	(149)	(388)	239	(62)%
Interest and other income (expense), net	3,160	2,037	1,123	55%
(Loss) from changes in fair value on warrants	(42)	(306)	264	(86)%
Total other income (expense), net	2,969	1,343	1,626	121%
Net loss	$(20,171)	$(23,407)	$3,236	(14)%

Collaboration Revenue

Collaboration Revenue for the three months ended September 30, 2025 was $2.1 million, compared to no collaboration revenue for the three months ended September 30, 2024. The $2.1 million increase in collaboration revenue was the result of revenue recognized under the Novartis Agreement, as work commenced in 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
Direct costs:
azelaprag	$(84)	$12,977	$(13,061)	(101)%
BGE-102	4,661	287	4,374	NM
Other programs	7,671	1,215	6,456	531%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	4,108	4,153	(45)	(1)%
Allocated facility and other expenses	2,157	1,387	770	56%
Total research and development expenses	$18,513	$20,019	$(1,506)	(8)%

_____________________________________________________

NM indicates that the percentage change is not meaningful.

Research and development expenses decreased by $1.5 million from $20.0 million for the three months ended September 30, 2024 to $18.5 million for the three months ended September 30, 2025. The decrease in research and development expenses was primarily attributable to a $13.1 million reduction in azelaprag direct costs as development was terminated in January 2025. The decrease in azelaprag research and development expenses was partially offset by a $6.5 million increase in direct costs for other programs, which was primarily related to discovery and development activities related to our novel apelin receptor APJ agonist programs, a $4.4 million increase in direct costs related to our BGE-102 program associated with our ongoing Phase 1 SAD/MAD clinical trial and drug-product manufacturing, and a $0.8 million increase in allocated facility and other expenses primarily driven by an increase in non-program specific consulting fees.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million from $4.7 million for the three months ended September 30, 2024 to $6.7 million for the three months ended September 30, 2025. The increase was primarily driven by a $0.8 million increase in legal fees, a $0.5 million increase personnel-related expenses, largely due to an increase in stock-based compensation expense associated with new option grants issued to employees, executives, board members and advisors, a $0.3 million increase in taxes and insurance, primarily related to our public-company director and officer insurance policy.

Other Income (Expense), Net

Other income (expense), net increased by approximately $1.7 million from $1.3 million for the three months ended September 30, 2024 to $3.0 million for the three months ended September 30, 2025. This increase in other income was primarily attributable to a $1.1 million increase in interest income driven by our higher cash, cash equivalents, and marketable securities balance. Further contributing to the increase in other income was a $0.2 million decrease in interest expense primarily related to the reduction in outstanding principal balance under the Term Loan, and a $0.3 million decrease in loss from changes in fair value on warrants.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
Collaboration revenue	$5,917	$—	$5,917	100%
Operating expenses:
Research and development	49,466	39,811	9,655	24%
General and administrative	20,808	13,021	7,787	60%
Total operating expenses	70,274	52,832	17,442	33%
Loss from operations	$(64,357)	$(52,832)	$(11,525)	22%
Other income (expense), net:
Interest expense	(605)	(2,048)	1,443	(70)%
Interest and other income (expense), net	10,294	5,534	4,760	86%
Gain (loss) from changes in fair value on warrants	6	(384)	390	(102)%
Loss on extinguishment of debt	—	(250)	250	(100)%
Total other income (expense), net	9,695	2,852	6,843	240%
Net loss	$(54,662)	$(49,980)	$(4,682)	9%

Collaboration Revenue

Collaboration Revenue for the nine months ended September 30, 2025 was $5.9 million, compared to no collaboration revenue for the nine months ended September 30, 2024. The $5.9 million increase in collaboration revenue was the result of revenue recognized under the Novartis Agreement, as work commenced in 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
Direct costs:
azelaprag	$2,716	$20,192	$(17,476)	(87)%
BGE-102	9,819	287	9,532	NM
Other programs	18,297	3,293	15,004	456%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	13,283	11,843	1,440	12%
Allocated facility and other expenses	5,351	4,196	1,155	28%
Total research and development expenses	$49,466	$39,811	$9,655	24%

_____________________________________________________

NM indicates that the percentage change is not meaningful.

Research and development expenses increased by $9.7 million from $39.8 million for the nine months ended September 30, 2024 to $49.5 million for the nine months ended September 30, 2025. The increase in research and development expenses was primarily attributable to a $15.0 million increase in direct costs related to other programs, which was primarily related to licensing, discovery, and development activities related to our novel apelin receptor APJ agonist programs during the nine months ended September 30, 2025. Additionally, direct costs related to our BGE-102 program increased $9.5 million associated with IND-enabling activities, drug-product manufacturing, and our ongoing Phase 1 SAD/MAD clinical trial.

Further contributing to the increase in research and development expenses was a $1.4 million increase in personnel-related expenses, driven by stock-based compensation grants to employees and severance payments to certain former employees, and a $1.2 million increase in allocated facility and other expenses primarily related to facility expenses for our Emeryville Lease (defined below) and an increase in non-program specific consulting fees. These higher costs were partially offset by a $17.5 million reduction in azelaprag direct costs as development was terminated in January 2025.

General and Administrative Expenses

General and administrative expenses increased by $7.8 million from $13.0 million for the nine months ended September 30, 2024 to $20.8 million for the nine months ended September 30, 2025. The increase was primarily driven by a $4.0 million increase personnel-related expenses, largely due to an increase in stock-based compensation expense associated with new option grants issued to employees, executives, board members and advisors. Additionally contributing to the increase in general and administrative expenses was a $2.2 million increase in legal fees and a $1.0 million increase in taxes and insurance, primarily related to our public-company director and officer insurance policy.

Other Income (Expense), Net

Other income (expense), net increased by approximately $6.8 million from $2.9 million for the nine months ended September 30, 2024 to $9.7 million for the nine months ended September 30, 2025. This increase in other income was primarily attributable to a $4.8 million increase in interest income driven by our higher cash, cash equivalents, and marketable securities balance. Further contributing to the increase in other income was a $1.4 million decrease in interest expense, a $0.3 million decrease in loss on extinguishment of debt related to our convertible promissory notes that converted into Series D-1 redeemable convertible preferred stock in February 2024, and a $0.4 million decrease in loss from changes in fair value on warrants.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. As of September 30, 2025, we had $295.9 million in cash, cash equivalents, and marketable securities and we had an accumulated deficit of $307.5 million. From inception through September 30, 2025, we have raised aggregate gross proceeds of approximately $559.2 million through the sale and issuance of our common stock, redeemable convertible preferred stock and convertible promissory notes.

In May 2022, we entered into the Loan Agreement with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP pursuant to which we were able to borrow up to an aggregate of $25.0 million across two potential tranches until December 31, 2023. The Loan Agreement has a floating interest rate of the higher of the Wall Street Journal Prime rate plus 4.00% or 7.5%. The amounts borrowed under the Loan Agreement are scheduled to mature on April 1, 2026 and beginning November 1, 2023 we started making monthly principal payments. In addition, we will also be required to pay a final payment fee equal to 4.4% of the total amount borrowed. As of September 30, 2025, we had $3.5 million outstanding under the Loan Agreement. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the Loan Agreement.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Net cash used in operating activities	$(53,376)	$(46,384)
Net cash used in investing activities	(80,788)	(340)
Net cash provided by (used in) financing activities	(4,544)	356,297
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(68)	(56)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(138,776)	$309,517

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2025 was $53.4 million, and was primarily due to our net loss of $54.7 million and a $8.1 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $9.4 million, of which $9.0 million related to stock-based compensation expense.

Cash used in operating activities during the nine months ended September 30, 2024 was $46.4 million, and was primarily due to our net loss of $50.0 million and a $2.4 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $6.0 million, of which $4.3 million related to stock-based compensation expense.

Cash Used in Investing Activities

Cash used in investing activities was $80.8 million during the nine months ended September 30, 2025 and included cash outflows of $114.4 million related to the purchase of marketable securities as well as $0.6 million related to the purchase of property and equipment. These changes were partially offset by maturities of marketable securities of $34.3 million.

There was $0.3 million used for investing activities during the nine months ended September 30, 2024, all of which related to the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities during the nine months ended September 30, 2025 was $4.5 million due to principal payments on our Term Loan and cash paid for deferred offering costs.

Cash provided by financing activities during the nine months ended September 30, 2024 was $356.3 million, resulting from $180.9 million in net proceeds from our IPO, $9.8 million in net proceeds from the sale of our common stock through a private placement transaction, $169.5 million in net proceeds from the issuance and sale of our Series D redeemable convertible preferred stock and $0.6 million in proceeds from stock option exercises. These changes were partially offset by $4.5 million in principal payments on our Term Loan.

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

A change in the outcome of any of these or other variables with respect to the development of our lead product candidate, BGE-102, or any product or development candidate we may develop in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

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

Contractual Obligations and Other Commitments

Lease Obligations

We lease office and lab space in Emeryville, California (the Emeryville Lease). The Emeryville Lease is accounted for as an operating lease and expires on February 24, 2031. As of September 30, 2025, our non-cancellable base rent lease obligations related to the Emeryville Lease were $4.1 million, of which $0.6 million is due within the next 12 months.

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

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our audited financial statements and the notes thereto for the year ended December 31, 2024 included in Form 10-K filed with the Securities and Exchange Commission on March 20, 2025. There were no material changes to these accounting policies during the nine months ended September 30, 2025, except for the new critical accounting policy noted below.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Factors Summary

Our business is subject to a number of risks and uncertainties, including, among others, the following:

•
We are a clinical stage biopharmaceutical company with a limited operating history, have not completed any clinical trials beyond Phase 1b and have no products approved for commercial sale, which may make it difficult for investors to evaluate our business, likelihood of success and viability.
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
•
We rely, and intend to continue to rely, on third parties to conduct clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.
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

Risks Related to Our Financial Position, Limited Operating History and Need for Additional Capital

We are a clinical stage biopharmaceutical company with a limited operating history, have not completed any clinical trials beyond Phase 1b and have no products approved for commercial sale, which may make it difficult for investors to evaluate our business, likelihood of success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history on which to base your investment decision. Drug development is a highly speculative undertaking and involves a substantial degree of risk. It entails substantial upfront capital expenditures and significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We commenced operations in 2015, have no products approved for commercial sale and have never generated any revenue. To date, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and licensed technologies, building our pipeline, performing research, conducting preclinical studies and early-stage clinical trials, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates, raising capital and providing general and administrative support for these operations.

To date, we have funded our operations with proceeds from sales of our redeemable convertible preferred stock, convertible notes, proceeds from the sale of our common stock, and stock option exercises. From inception through September 30, 2025, we received an aggregate of $293.8 million in gross proceeds from sales of our redeemable convertible preferred stock, an aggregate of $26.4 million in gross proceeds from sales of our convertible notes, $238.3 million in gross proceeds from sales of our common stock, and $0.7 million in proceeds from stock option exercises.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any product revenue since our inception. If our future product candidates are not successfully developed, approved and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $54.7 million and $50.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $307.5 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of, and in-licensing of intellectual property related to, our former product candidate azelaprag, the research and development of our NLRP3 programs, our longitudinal human aging platform, and from general and administrative costs associated with our operations. BGE-102 and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially in connection with our planned and ongoing clinical trials for BGE-102, an NLRP3 inhibitor for the treatment of obesity and cardiovascular risk factors, our planned development of APJ agonists, and as we continue our development of, seek regulatory approval for and potentially commercialize BGE-102 or any future product candidates we may develop.

In addition, in May 2022, we entered into a loan and security agreement (the Loan Agreement) with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP (collectively, the Lenders) pursuant to which we were able to borrow up to an aggregate of $25.0 million across two potential tranches until December 31, 2023 (the Term Loan). The Term Loan is secured by a lien covering substantially all of our assets, but not including our intellectual property or non-assignable licenses. In connection with the Term Loan, the Lenders were concurrently issued warrants to purchase 24,968 shares of our common stock at an exercise price of $10.26 per share, with a term of 10 years. The Loan Agreement required us to pay monthly interest payments until November 1, 2023, after which we commenced monthly principal payments. As of September 30, 2025 we had $3.5 million outstanding principal under the Term Loan. The Term Loan matures by April 1, 2026. For additional information about the Loan Agreement, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead product candidate, BGE-102, through clinical development and any future product candidates through preclinical and clinical development. We expect increased expenses as we continue our research and development, initiate clinical trials, seek to expand our product pipeline and clinical applications, seek regulatory approval for our current and future product candidates and invest in our organization. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amount of capital necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not incur as a private company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

We had $295.9 million in cash, cash equivalents, and marketable securities as of September 30, 2025, of which $10.1 million were long-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

•
the progress, timing and results of clinical trials for our lead product candidate, BGE-102, or any future product candidates;
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

Our future success is highly dependent on our ability to identify and develop, obtain regulatory approval for, and then successfully commercialize our lead product candidate, BGE-102, and any future product candidates, which may never occur. We are early in our development efforts with respect to BGE-102. In January 2025, we terminated development of azelaprag, an orally available small molecule agonist of APJ, for obesity and other chronic diseases. The decision followed observations of liver transaminitis without clinically significant symptoms, and without clear dose dependence, in some patients in the azelaprag arms of the STRIDES Phase 2 clinical trial for obesity. We are developing brain-penetrant structurally novel small molecule inhibitors of NLRP3 that have a novel binding site, which are in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that BGE-102 or any future product candidates we develop will achieve success in their respective clinical trials or obtain regulatory approval. We may also become dependent on product candidates that we may develop or acquire in the future. Given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization.

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
•
obtaining and maintaining third-party payor coverage and adequate reimbursement in both public and private payor spaces, given the significant number of obese patients in the United States who may benefit from our product candidates;

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

On August 15, 2025, we announced that the first patient was dosed in our Phase 1 SAD/MAD clinical trial for BGE-102. It is impossible to predict when or if BGE-102 or any future product candidates will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of BGE-102 or any future product candidates, or a competitor’s product candidate in the same class, may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from our Phase 1b bed rest atrophy clinical trial and the lack of any negative safety signals in other Phase 1 clinical trials of azelaprag, in January 2025, we announced the discontinuation of the azelaprag program following observation of liver transaminitis without clinically significant symptoms in some subjects receiving azelaprag in our Phase 2 clinical trial. Interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. We may be unable to establish benefit on clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, particularly in the earlier stages of development. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of any future product candidates.

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

From time to time, we may publicly disclose preliminary, topline or interim data from our clinical trials, such as preliminary, topline or interim or data analysis from our ongoing and planned clinical trials of BGE-102. These data and related findings and conclusions may only reflect certain endpoints rather than all endpoints and are subject to change. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

Preliminary or topline data also remain subject to review and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, preliminary and topline data should be viewed with caution until the final data are available. In addition, we may report preliminary data or interim analyses of the clinical trials we may conduct and complete, which are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of preliminary or interim data by us including, for example, preliminary or interim data that becomes available to us from our ongoing and planned clinical trials of BGE-102 or by our competitors in the future could result in volatility in the price of our common stock.

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

Disruptions at the FDA or other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences may occur as a result of the current or any future significant shutdown of the federal government. For example, on October 1, 2025, the U.S. government shut down, and similar to its previous shutdowns, certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If the government shutdown is prolonged, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, the current government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

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

BioAge Labs, Inc.

Date: November 6, 2025	By:	/s/ Kristen Fortney
Kristen Fortney, Ph.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Dov Goldstein
Dov Goldstein, M.D.
Chief Financial Officer
(Principal Financial Officer)