Form 10-K
period 2025-12-31
BioAge Labs, Inc.
filed 2026-03-24
CIK 1709941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42279

BIOAGE LABS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4721157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5885 Hollis Street, Suite 370 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 806-1445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	BIOA	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $112.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2026 was 44,379,753.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2026 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2025 fiscal year and are incorporated by reference into Part III of this Report.

Auditor Firm ID:185	Auditor Name: KPMG LLP	Auditor Location: San Francisco, California

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, including BGE-102 and our APJ programs, the potential for BGE-102 as a treatment for atherosclerotic cardiovascular disease risk reduction and diabetic macular edema and the expected timeline for data readouts from our ongoing Phase 1 clinical trial, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities for BGE-102 and our APJ programs, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our future product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and marketable securities, general economic conditions, the impact of industry and market conditions on our operations, including fluctuating interest rates and inflation, increased volatility in the debt and equity markets, legislative or regulatory healthcare reforms in the United States, significant political, trade or regulatory developments, including tariffs, federal government shutdowns, or shifting priorities within the U.S. Food and Drug Administration, cybersecurity incidents, and global regional conflicts, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

In January 2025, we announced the nomination of our lead program, BGE-102, a potent, structurally novel, orally available, brain-penetrant small-molecule NLRP3 inhibitor. BGE-102 has a distinct mechanism and binding site from other NLRP3 inhibitors in development with issued patents covering both composition of matter and claims for the unique binding site.

In December 2025, we announced that BGE-102 was well-tolerated in Single Ascending Dose (SAD) and initial Multiple Ascending Dose (MAD) cohorts, with a pharmacokinetic profile supporting once-daily oral dosing, strong target engagement and high brain penetration.

We intend to advance BGE-102 in two therapeutic areas: cardiometabolic disease and ophthalmology.

Our first therapeutic area for BGE-102 is cardiometabolic disease, with a focus on atherosclerotic cardiovascular disease (ASCVD) risk reduction. Chronic systemic inflammation, as measured by high-sensitivity C-reactive protein (hsCRP), is an independent risk factor for cardiovascular events that is not adequately addressed by current lipid-lowering and antihypertensive therapies. In January 2026, we announced additional positive interim Phase 1 data, demonstrating potential for best-in-class hsCRP reduction in participants with elevated cardiovascular risk. In obese participants with elevated hsCRP, BGE-102 demonstrated an 86% median reduction in hsCRP at Day 14, with 93% of participants achieving hsCRP levels below 2 mg/L — the threshold associated with a 25% reduction in major adverse cardiovascular events. This level of hsCRP reduction is comparable to injectable anti-IL-6 monoclonal antibodies in clinical development for ASCVD, but achieved with once-daily oral dosing. We anticipate full Phase 1 SAD / MAD clinical trial results in the first half of 2026. We plan to initiate a Phase 2a proof-of-concept trial in patients with obesity and elevated hsCRP in the first half of 2026, with results anticipated by 2026 year end.

Our second therapeutic area for BGE-102 is ophthalmology. Diabetic macular edema (DME) is our first proof-of-concept indication in this area. DME affects approximately 1 million patients in the United States, and current intravitreal therapies face significant unmet need due to high injection burden and a substantial refractory population — approximately 45% of patients demonstrate refractoriness to anti-vascular endothelial growth factor (VEGF) therapy. In a preclinical model of DME, oral BGE-102 demonstrated dose-dependent preservation of retinal vascular integrity, achieving near-complete protection from vascular leakage and up to 90% preservation of microvascular integrity. We plan to initiate a Phase 1b/2a proof-of-concept trial in DME in mid-2026 with results anticipated in mid-2027. The goal is to demonstrate ocular target engagement, supporting future development across inflammation-driven retinal diseases.

Beyond NLRP3 inhibition, we are also developing novel apelin receptor APJ agonists for obesity, including programs targeting both oral and parenteral (subcutaneous) administration. In preclinical obesity models, APJ agonism has demonstrated the ability to more than double the weight loss induced by a glucagon-like peptide-1 receptor (GLP-1R) agonist while also restoring healthy body composition and improving muscle function. In June 2025, we announced an option agreement with JiKang Therapeutics for a novel APJ agonist antibody, as well as the filing of a U.S. provisional patent for novel small molecule APJ agonists. We intend to file the first Investigational New Drug applications (INDs) for an APJ program by 2026 year end.

We are also advancing earlier stage platform-derived programs in collaboration with Eli Lilly and Company (Lilly), and have an ongoing target discovery collaboration with Novartis Pharma AG (Novartis).

Our approach: targeting human aging biology to treat chronic metabolic diseases

The burden of many serious and chronic diseases — including cardiovascular disease and diabetes — increases with age.

Age is a key risk factor for mortality from many chronic diseases in the United States, including cardiometabolic diseases like heart disease and diabetes. (Source: National Center for Health Statistics).

However, there is substantial natural variation in the human population, resulting in a broad range of aging trajectories and outcomes, with some people experiencing much longer lifespans as well as delayed disease onset. We created our company to identify biological pathways associated with longer, healthier human lifespans and to develop pharmaceutical products that can modulate these pathways with the intent to prevent and reverse specific diseases, focusing on cardiometabolic diseases.

We know there are many pathways that impact human lifespan and healthspan; It is our mission to find them and develop therapies to target them

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
20
Follow-up time (years)

Cognition

Survival probability with preserved cognition
1.00
0.75
0.50
0.25
0.0
0
5
10
15
20
Follow-up time (years)

Biological aging rate — Slow agers — Fast agers

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

The BioAge platform encompasses over 150 million molecular data points spanning over 25 thousand individual participant profiles and over 50 years of follow-up.

We have selected chronic cardiometabolic diseases as our primary focus within age-related chronic diseases, given their high prevalence and resulting potential for impact on population health.

Prevalence of major cardiometabolic disease in the United States

Chronic cardiometabolic diseases also represent outsized commercial opportunities. For instance, according to third-party estimates, the global market for GLP-1R agonists, including those used to treat diabetes, is expected to grow to $150 billion by 2031.

Our Pipeline

We are building a pipeline of platform-derived therapeutics targeting chronic cardiometabolic disease.

Our lead program is BGE-102, a potent, structurally novel, orally available, brain-penetrant small-molecule NLRP3 inhibitor. We expect to announce full Phase 1 SAD / MAD clinical trial results in the first half of 2026. We are initially developing BGE-102 for patients with cardiovascular risk factors and DME.

•
For cardiovascular risk, we intend to initiate a dose-ranging Phase 2a proof-of-concept trial in the first half of 2026 in patients with obesity and elevated hsCRP. Approximately 160 patients will be randomized BGE-102 or placebo for 12 weeks. The primary endpoint is percent change in hsCRP. Results are anticipated by 2026 year end.
•
For DME, we intend to initiate a Phase 1b/2a proof-of-concept trial in mid-2026 in patients with DME. Approximately 90 patients will be randomized across groups; BGE-102 will be assessed as an adjunctive therapy to intravitreal anti-VEGF treatment and as a monotherapy. The goal of the trial is to demonstrate target engagement in the eye. Results are anticipated in mid-2027.

We are also developing novel apelin receptor APJ agonists for obesity, including programs targeting both oral and parenteral (subcutaneous) administration. We intend to file the first IND for an APJ program by 2026 year end.

We are advancing several additional platform targets, currently in molecule discovery stage in collaboration with Lilly, which we believe have the potential to transform treatment of cardiometabolic disease. We plan to expand this pipeline over time, both internally and through our target discovery collaboration with Novartis.

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

Our Strategy

Our goal is to develop a focused portfolio of therapies for cardiometabolic disease by targeting the biology of human aging. Below is a summary of key product candidate and platform differentiation.

Our strategy is to:

•
Apply novel insights into aging biology to build a pipeline of therapeutics to transform the treatment of chronic cardiometabolic diseases. Our platform provides unique insights into human aging biology spanning over 50 years. These insights enabled the identification of NLRP3 and apelin as targets. We also have several discovery-stage programs targeting this novel biology, which we will continue to advance through our ongoing collaborations with Lilly and Novartis. We plan to grow this pipeline over time, both internally and potentially through additional partnerships with pharmaceutical companies that have complementary datasets and capabilities.

•
Efficiently advance our lead program, BGE-102, a potent, structurally novel, orally available, brain-penetrant small-molecule NLRP3 inhibitor in cardiometabolic disease and ophthalmology. BGE-102 has demonstrated potential best-in-class potency and efficacy in reducing hsCRP and other inflammatory markers in our Phase 1 trial. We plan to initiate a cardiovascular risk Phase 2a proof-of-concept trial in patients with obesity and elevated hsCRP in the first half of 2026 and expect to report results by 2026 year end. We are also pursuing diabetic macular edema as a second initial indication, with a Phase 1b/2a proof-of-concept trial planned to begin in mid-2026, with results anticipated in mid-2027.
•
Advance both oral and parenteral apelin receptor APJ agonists as a novel exercise mimetic approach for the treatment of obesity. We believe that APJ agonism has the potential to transform the treatment of obesity by increasing weight loss quantity and quality, including improved body composition and tolerability.
•
Selectively partner our product candidates to maximize patient impact and shareholder value. According to third-party estimates, the global market opportunity for cardiometabolic diseases is very large, with GLP-1Rs and incretins for obesity alone expected to grow to $150 billion by 2031. Given the resulting activity and investment of pharmaceutical companies in the therapeutic area, we may selectively partner our product candidates to accelerate the path to market in multiple large indications and maximize shareholder value.

BGE-102: a Potential Best-in-Class NLRP3 Inhibitor

NLRP3 and inflammation — a predictor of decreased longevity

NLRP3 is a component of a multi-protein complex referred to as the inflammasome, part of the innate immune system. Activation of the NLRP3 inflammasome leads to the secretion of inflammatory cytokines interleukin 1 beta (IL-1ß) and interleukin 18 (IL-18). However, NLRP3 can become hyperactivated in certain disease states, resulting in sustained cytokine release and chronic sterile inflammation.

Chronic NLRP3 activation
Cellular stress
Excess nutrients
NLRP3 inflammasome assembly
Caspase-1
Pro-IL-1ß
Pro-IL-18
IL-1ß
IL-18
Cytokine cleavage & release
IL-1ß
IL-18
Chronic inflammation

NLRP3 dysregulation: in certain disease states, intrinsic stimuli like cellular stress and excess nutrients can result in NLRP3 hyperactivation, resulting in sustained cytokine cleavage and a chronic inflammatory state.

We found that increased transcription of genes for NLRP3, IL-1ß, and IL-18 in our human aging cohorts was associated with significantly increased all-cause mortality risk. These findings align with human genetic evidence from Mendelian randomization studies, which demonstrate that a one standard deviation increase in NLRP3 expression is associated with up to a 70% increase in heart failure risk. Additionally, gain-of-function mutations in NLRP3 have been associated with reduced lean mass, impaired body composition, and accelerated atherosclerosis.

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

BGE-102, our lead program

BGE-102 is a potent, orally available, structurally novel, brain-penetrant small-molecule NLRP3 inhibitor discovered through screening of a HitGen DNA-encoded chemical library and optimized through structure-activity relationship studies. Through a collaboration with Dr. Matthias Geyer at the University of Bonn, we identified a binding site on NLRP3 that is distinct from previously described inhibitors, including the reference compound MCC950, as confirmed by cryo-electron microscopy. Unlike MCC950 and related inhibitors, which have been reported to inhibit NLRP3 ATPase activity, BGE-102 has not demonstrated ATPase inhibition in our in vitro assays, suggesting a fundamentally distinct mechanism that may offer advantages in specificity or side effect profile.

BGE-102 has been shown to exhibit robust potency and favorable pharmacokinetic properties. In human ex vivo whole blood stimulation assays, BGE-102 achieves an IC90 (the concentration at which 90% target engagement is achieved) of 1.8 nanomolar for IL-1β. At 60 mg once daily, mean trough plasma concentrations provide approximately 24-hour IC90 coverage and ≥90% suppression of IL-1β. The compound penetrates the central nervous system, with a mean brain-to-plasma concentration ratio (Kp,uuCSF) of approximately 0.7 measured after 14 days of 120 mg once-daily dosing, exceeding the estimated IC90 for IL-1β suppression in the central nervous system. The safety margin at the 60 mg dose, based on exposures at Day 14 in the healthy volunteer MAD cohort, ranges from 42-fold to 90-fold relative to the no-observed-adverse-effect level (NOAEL) in 3-month GLP toxicology studies.

Our intellectual property portfolio includes composition of matter claims and claims covering the novel NLRP3 binding site, with patent protection extending through 2045 prior to patent term restoration.

Phase 1 clinical trial results

Trial design

We are conducting a Phase 1 clinical trial designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BGE-102 in both healthy volunteers and individuals with obesity. The entire study has been conducted in a clinical trial unit. The trial consisted of SAD cohorts, MAD cohorts in healthy volunteers, and ongoing MAD cohorts in obese participants with elevated baseline hsCRP.

BGE-102 has met key objectives to date. We anticipate completion of all Phase 1 cohorts and a full data readout in the first half of 2026.

Safety profile and tolerability

In our Phase 1 trials, BGE-102 has been well tolerated across all completed cohorts. All adverse events observed to date have been mild to moderate in severity, self-limited in nature, and without apparent dose-dependency. We have observed no dose-limiting toxicities in any cohort.

Pharmacokinetics

Single dose pharmacokinetic studies demonstrated dose-proportional exposure across the 10 mg to 120 mg dose range, indicating linear pharmacokinetics within the studied dose range.

Healthy volunteer SAD cohorts | Plasma PK | Dose-proportionality observed across cohorts

Mean plasma PK, BGE-102 and active metabolite free concentration

Mean free plasma concentration (ng/mL)
3
2
1
0
0
12
24
36
48
Time (h)
Cohort
10 mg
30 mg
60 mg
120 mg

Upon multiple daily dosing, BGE-102 exhibits accumulation with once-daily dosing. Trough plasma concentrations reached approximate steady state by Day 14 of dosing, where mean trough concentrations at both the 60 mg and 120 mg once-daily doses exceeded the human IL-1β IC90.

Healthy volunteer MAD cohorts | Plasma PK | accumulation out to 14 days with near steady-state levels above the human IC90 for IL-1β inhibition

Mean plasma PK at trough (pre-dose), BGE-102 and active metabolite free concentration

Mean free plasma concentration (ng/mL)
0
1
2
3
4
5
Study day
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
Dose
60 mg
120 mg
IL-1β IC90
Human ex vivo whole blood

CNS Exposure

A key differentiator of BGE-102 is its demonstrated ability to cross the blood-brain barrier and achieve therapeutically meaningful concentrations in cerebrospinal fluid (CSF). On Day 14 of MAD dosing at 60 mg once daily, mean CSF concentrations of BGE-102 approximated the human IL-1β IC90. At the 120 mg dose, mean CSF concentrations exceeded the IC90.

Healthy volunteer MAD cohorts | CSF PK | Doses of 60 mg and above exceeded human IC90 at near steady state

Day 14 CSF PK, BGE-102 and active metabolite, 11-13 hours post-dose

Mean CSF concentration (ng/mL)
4
3
2
1
0
IL-1β IC90
Human ex vivo whole blood
60mg
120mg

This CNS exposure differentiates BGE-102 from peripherally selective NLRP3 inhibitors and potentially enables BGE-102 to address neuroinflammatory indications.

Target engagement: IL-1β suppression

Ex vivo whole blood stimulation assays confirmed robust and sustained target engagement across all dosing cohorts. In the 60 mg MAD cohort, BGE-102 achieved 90% suppression of IL-1β at trough concentrations on Day 14. In the 120 mg MAD cohort in healthy volunteers, IL-1β suppression reached 98% at trough on Day 14.

Time-course pharmacodynamic data from the 120 mg cohort demonstrate that near-maximal IL-1β suppression was achieved by Day 7 and maintained throughout the entire 24-hour dosing interval, confirming sustained target engagement with once-daily dosing.

Inflammatory biomarkers in obese subjects with elevated baseline hsCRP

In addition to healthy volunteers, we are conducting two additional MAD cohorts in obese patients with elevated baseline hsCRP. In these cohorts, we are evaluating circulating biomarkers of systemic inflammation. Results from the first cohort, 120 mg once daily, are reported here.

In the obese subjects, IL-1β suppression measured 93% at trough on Day 14, confirming that robust target engagement is also observed in subjects with elevated baseline hsCRP.

In obese subjects, BGE-102 achieved a median reduction in hsCRP of 86% by Day 14. The effect was evident earlier, with a median 83% reduction already observed on Day 7, suggesting rapid anti-inflammatory activity.

Obese 120 mg MAD cohort | BGE-102 resulted in an 86% hsCRP reduction at Day 14, consistent with best-in-class efficacy

Day 7
Day 14
0
-25
-50
-75
-100
% change from baseline in hsCRP
-22%
-83%
-43%
-86%
N=4
N=14
N=4
N=14
Treatment
Placebo
BGE-102 120 mg QD

Note: median values, error bars show IQR (Q1-Q3); median baseline hsCRP 4.85 mg/L for active treatment and 4.25 mg/L for placebo.

By Day 14, 93% of subjects receiving BGE-102 (13 of 14 subjects) achieved hsCRP levels below 2 mg/L. This threshold is clinically significant: in the landmark CANTOS trial (Canakinumab Anti-inflammatory Thrombosis Outcomes Study), participants who achieved on-treatment hsCRP below 2 mg/L experienced a 25% reduction in major adverse cardiovascular events (MACE; hazard ratio 0.75, p<0.0001), while those who failed to achieve this threshold showed no significant benefit from anti-inflammatory therapy, establishing hsCRP normalization as a meaningful marker of therapeutic response. Furthermore, 71% of participants achieved hsCRP levels at or below 1 mg/L, a level associated with the lowest tertile of inflammatory risk in population studies.

Note: median baseline hsCRP 4.85 mg/L for active treatment and 4.25 mg/L for placebo.

IL-6, a cytokine downstream of IL-1β signaling and a driver of hsCRP production, was also substantially reduced. At Day 7, BGE-102-treated subjects exhibited a median reduction in plasma IL-6 of 69%, compared to a 5% reduction in placebo recipients. By Day 14, the median IL-6 reduction in BGE-102 recipients was 58%, whereas placebo participants showed a 13% increase in IL-6 levels.

Obese 120 mg MAD cohort | BGE-102 resulted in a 58-69% reduction in IL-6

-5%
13%
20
0
-20
-40
-60
-80
% change from baseline
-69%
-58%
Day 8
Day 14
Treatment
Placebo
BGE-102 120 mg QD

Note: measurements performed using the Alamar NULISA platform given higher sensitivity below 2.5 pg/mL; in the median values, error bars show IQR (Q1-Q3); median baseline IL-6 2.3 pg/mL for active treatment and 1.3 pg/mL for placebo.

Fibrinogen, another circulating biomarker of systemic inflammation and an independent risk factor for thrombotic events, was reduced by a median of 30% at Day 14 in BGE-102 recipients, compared to a 1% increase in placebo recipients.

Note: median values, error bars show IQR (Q1-Q3); median baseline fibrinogen 331 mg/dL for active treatment and 290 mg/dL for placebo.

In two participants with elevated baseline CSF IL-6 (>7 pg/mL), BGE-102 reduced CSF IL-6 levels by 84% at Day 14, with a corresponding 62% reduction in plasma IL-6. This finding demonstrates functional pharmacodynamic activity within the central nervous system and suggests that BGE-102 may have utility in neuroinflammatory conditions where NLRP3 activation contributes to pathology.

Note: *IL-6 levels >7 pg/mL in the CSF are considered elevated; corresponding decrease in the plasma was 62%; measurements performed using the Alamar NULISA platform.

Anticipated development milestones

We anticipate completion of the Phase 1 trial with a full data readout in the first half of 2026.

We subsequently intend to advance BGE-102 for both cardiometabolic disease and ophthalmology. In the first half of 2026, we plan to initiate a Phase 2a cardiovascular risk proof-of-concept trial in patients with obesity and elevated hsCRP, with results expected by 2026 year end. In mid-2026, we plan to initiate a Phase 1b/2a proof-of-concept trial in patients with DME, with results anticipated in mid-2027.

Atherosclerotic cardiovascular disease opportunity

Burden of cardiovascular disease and unmet need

Cardiovascular disease remains the leading cause of death globally, responsible for approximately 20 million deaths annually. Within the spectrum of cardiovascular disease, ASCVD represents a major and growing burden. ASCVD is characterized by the progressive accumulation of cholesterol-laden plaques within arterial walls. These atherosclerotic plaques are inherently unstable and may rupture, triggering thrombotic events that manifest clinically as myocardial infarction, ischemic stroke, or sudden cardiac death.

Current therapeutic management of ASCVD focuses primarily on lipid modification through statins, PCSK9 inhibitors, and related agents; blood pressure management through antihypertensive agents; and antiplatelet therapy with aspirin and P2Y12 inhibitors. These therapies have substantially reduced cardiovascular morbidity and mortality over the past several decades. However, despite the widespread use and optimization of these evidence-based therapies, substantial residual cardiovascular risk persists in treated populations.

This residual risk — affecting patients even after optimization of lipid and blood pressure targets — is increasingly attributed to chronic systemic inflammation, a pathway that current cardiovascular therapeutics do not adequately address. The resulting patient population with residual inflammatory risk is large and clinically important, currently lacking specific anti-inflammatory therapeutics in routine cardiovascular practice.

Inflammation and high-sensitivity C-reactive protein as independent cardiovascular risk factors

A growing body of evidence supports inflammation as an independent driver of ASCVD. hsCRP, a circulating biomarker of systemic inflammation, has emerged as a robust predictor of cardiovascular risk that is independent of traditional lipid-based risk factors.

The Women's Health Study, a prospective cohort study of approximately 28,000 women followed for 30 years and published in the New England Journal of Medicine, provides compelling evidence for the independent predictive value of hsCRP. In this study, women in the highest quintile of baseline hsCRP had a 67% increased risk of major adverse cardiovascular events (MACE) — comprising myocardial infarction, ischemic stroke, and cardiovascular death — compared to women in the lowest quintile (hazard ratio 1.67). Notably, this risk gradient exceeded the risk gradient observed for low-density lipoprotein (LDL) cholesterol (hazard ratio 1.37) and lipoprotein(a) (hazard ratio 1.32), establishing hsCRP as a powerful cardiovascular risk predictor that may exceed traditional lipid-based risk factors.

Adapted from Ridker et al. 2024. Results for Fine-Gray model, adjusted for age and covariables.

Clinical validation that targeting inflammation can reduce cardiovascular events was provided by the CANTOS trial , a large, prospective, randomized controlled trial of canakinumab, a monoclonal antibody targeting IL-1β, a cytokine directly downstream of NLRP3, in patients with prior myocardial infarction and elevated hsCRP. In CANTOS, participants who achieved on-treatment hsCRP levels below 2 mg/L experienced a 25% reduction in major adverse cardiovascular events (hazard ratio 0.75, p<0.0001) compared to those who did not achieve hsCRP normalization. Importantly, participants who failed to normalize hsCRP to below 2 mg/L showed no significant benefit from the active treatment, establishing hsCRP normalization as a meaningful therapeutic goal for reducing cardiovascular risk.

The magnitude of residual inflammatory risk is substantial. At any given LDL cholesterol level, patients with elevated hsCRP have increased cardiovascular risk. This observation underscores that inflammation contributes to cardiovascular risk independently of dyslipidemia and, moreover, additively increases risk when elevated LDL cholesterol and elevated hsCRP coexist.

Inflammation is an independent risk factor for CVD

hsCRP (mg/L)
<1.0
1.0–3.0
<3.0
Relative risk of CVD
3
2
-1
0
<130
130–160
>160
LDL-C (mg/dL)

NLRP3 inhibition as a cardiovascular target: mechanistic advantages over downstream cytokine inhibition.

The NLRP3 inflammasome occupies a unique position within the inflammatory cascade relevant to cardiovascular disease, serving as a nodal point upstream of multiple inflammatory mediators implicated in atherosclerotic disease progression. Upon activation, NLRP3 triggers the secretion of IL-1β, which in turn drives the production of IL-6, which subsequently stimulates the hepatic production of hsCRP and fibrinogen. NLRP3 inhibition therefore targets the inflammatory cascade upstream of both IL-1β and IL-6, with the potential to suppress multiple downstream inflammatory pathways more comprehensively than selective targeting of any single cytokine.

Beyond its effects on IL-1β and the IL-6/hsCRP axis, NLRP3 inhibition offers potential mechanistic advantages that may prove clinically relevant. First, NLRP3 activation also drives the production of IL-18, an inflammatory cytokine that has emerged as an independent predictor of cardiovascular risk and that is not addressed by current anti-IL-6 or anti-IL-1β therapeutic approaches. In the CANTOS trial, patients in the highest tertile of baseline IL-18 had approximately 45% higher risk of cardiovascular death compared to patients in the lowest tertile (hazard ratio 1.44, P < 0.0001; Ridker et al., European Heart Journal 2020), establishing IL-18 as an independent contributor to cardiovascular mortality. A therapy that suppresses both IL-18 and the IL-6/hsCRP axis through NLRP3 inhibition may therefore provide more comprehensive anti-inflammatory benefit than selective IL-6 or IL-1β blockade.

Second, NLRP3 inflammasome activation can trigger pyroptosis, a form of inflammatory cell death that releases intracellular contents and may contribute to atherosclerotic plaque destabilization. NLRP3 inhibitors can prevent pyroptosis, whereas anti-IL-6 and anti-IL-1β monoclonal antibodies do not address this mechanism. Pyroptosis inhibition may therefore represent an additional mechanism through which NLRP3 inhibition reduces cardiovascular risk.

BGE-102's 86% median hsCRP reduction (obese participants with elevated baseline hsCRP, Day 14 of 120 mg QD dosing) is comparable to biologic approaches targeting the IL-1β and IL-6 pathways, and this effect was achieved with once-daily oral dosing rather than injectable administration.

NLRP3 inhibitors are a potential "oral IL-6" with comparable reductions in hsCRP

Inflammatory cascade & targeting modalities

NLRP3 inflammasome
IL-1β
IL-6
hsCRP
Fibrinogen

NLRP3
IL-1β
IL-6
Maximum % change in hsCRP
0%
-25%
-50%
-75%
-100%
Canakinumab 300 mg | CANTOS, 12 weeks
VTX3232 30 mg QD | CV risk, 12 weeks
NT-0796 225 mg BID | CV risk, 28 days
Ziltivekimab 15 mg | CKD, 12 weeks
BGE-102 120 mg QD | CV risk, 14 days
Pacibekitug 15 mg | CKD, 30 days

The cardiovascular market opportunity

Cardiovascular risk reduction represents a substantial and growing therapeutic market. Approximately 25 million adults in the United States have a diagnosis of ASCVD, of whom approximately 60% — representing roughly 15 million individuals — have elevated hsCRP and may be candidates for anti-inflammatory therapy. The global market for lipid-lowering therapies is expected to reach approximately $50 billion by 2035, and an oral anti-inflammatory agent that reduces cardiovascular risk through a complementary mechanism could meaningfully expand the overall cardiovascular therapeutics market.

15M addressable patients in the US alone	Orals are highly preferable	Lipid-lowering therapies set precedent for large market
~60% of 25M ASCVD patients have elevated hsCRP	**>80%** of statins are prescribed by PCPs **Potential for oral fixed-dose combinations** with other CV risk mechanisms (e.g., PCSK9, GLP-1)	**$50B** expected global market size of lipid-lowering therapies by 2035

The distinction between an oral small-molecule inhibitor and injectable biologic therapies may represent a substantial practical and commercial advantage. All anti-IL-6 inhibitors in cardiovascular development are injectable monoclonal antibodies, administered subcutaneously on a monthly or quarterly basis. In contrast, BGE-102 is an oral, once-daily small molecule. The vast majority of patients treated for cardiovascular risk receive their care in settings where oral medications are the standard modality. An oral once-daily anti-inflammatory agent may therefore enable broader adoption and prescribing across both cardiology and primary care. Additionally, an oral formulation creates potential for fixed-dose combination products with statins, PCSK9 inhibitors, and GLP-1 receptor agonists — combinations that may improve patient convenience and treatment adherence, which are critical considerations in chronic cardiovascular disease management.

Phase 2a proof-of-concept trial in cardiovascular risk

We plan to initiate a dose-ranging Phase 2a cardiovascular risk proof-of-concept trial of BGE-102 in patients with obesity and elevated hsCRP in the first half of 2026. This trial is designed to confirm and extend the hsCRP and inflammatory biomarker effects observed in our Phase 1 obese cohorts and to further characterize the safety and tolerability of BGE-102 over an extended treatment period.

The Phase 2a trial will be a double-blind, randomized, placebo-controlled study enrolling approximately 160 patients with a 12-week treatment period. The primary endpoint is percent change in hsCRP from baseline to Week 12. Results are anticipated by 2026 year end.

Ophthalmology — Diabetic Macular Edema and Geographic Atrophy

Our second target therapeutic area for BGE-102 is ophthalmology. NLRP3 inflammasome activation sits at the center of multiple retinal diseases, including DME and geographic atrophy (GA), which are prevalent conditions with substantial unmet needs.

BGE-102 possesses several characteristics that may differentiate it for retinal diseases: it is administered orally as a once-daily medication, eliminating the injection burden that limits long-term adherence with current intravitreal therapies and allowing simultaneous treatment of both eyes. We have demonstrated in preclinical studies across multiple species, including non-human primates, that BGE-102 achieves therapeutic concentrations in retinal tissue following oral administration. NLRP3 inhibition addresses both systemic and local drivers of retinal disease, and oral NLRP3 inhibition has the potential to have a broader effect than intravitreal anti-IL-6 approaches by sitting upstream in the inflammatory cascade while simultaneously addressing systemic disease drivers that local intravitreal therapies do not.

DME is our first proof-of-concept indication in ophthalmology.

Diabetic macular edema

Disease burden and unmet medical need. DME represents one of the leading causes of vision loss in the working-age population, affecting approximately 1 million patients in the United States. DME develops as hyperglycemia and associated systemic inflammation drive vascular leakage within the retina, impairing central vision and reducing quality of life. Approximately 70% of DME patients develop vision-threatening edema in both eyes within one year of diagnosis.

Current standard-of-care therapies for DME rely predominantly on intravitreal anti-VEGF injections and intravitreal corticosteroid implants. These approaches face substantial clinical and practical limitations. Approximately 45% of DME patients demonstrate refractoriness to anti-VEGF therapy despite sustained treatment, suggesting that targeting a single effector molecule does not address the full pathophysiology of the disease. Adherence to the demanding injection regimen is challenging: approximately 50% of patients discontinue anti-VEGF injections after an average of six months, resulting in suboptimal real-world outcomes. Additionally, current ocular therapies do not address insulin resistance, a systemic metabolic factor that our analysis indicates is a key driver of DME.

NLRP3 inflammasome in DME. In DME, hyperglycemia and oxidative stress activate NLRP3. Release of IL-1β and IL-18 stimulates IL-6 production in retinal tissue, which in turn promotes VEGF expression and vascular leakage; this process is exacerbated by pyroptosis in endothelial cells, compromising microvascular integrity. NLRP3 thus represents a mechanistic bridge between systemic metabolic dysregulation in diabetes and local pathological vascular permeability in the retina.

Growing clinical evidence supports the anti-inflammatory strategy in retinal disease. Several programs have explored intravitreal anti-IL-6 therapies in DME; studies by Roche, Kodiak, and EyePoint have demonstrated that reducing IL-6 in the eye can produce rapid improvements in best-corrected visual acuity and central subfield thickness within four to eight weeks of treatment. We believe that oral NLRP3 inhibition has the potential to have a broader effect by sitting upstream in the inflammatory cascade, while simultaneously addressing systemic metabolic drivers.

Preclinical evidence for BGE-102 in DME. In a streptozotocin-induced diabetic mouse model, oral BGE-102 demonstrated dose-dependent preservation of retinal vascular permeability. Additionally, BGE-102 preserved blood-retina barrier tight junction proteins, including claudin-5.

In diet-induced obese mice, BGE-102 improved insulin sensitivity as measured by HOMA-IR (Homeostatic Model Assessment for Insulin Resistance) to a degree comparable to semaglutide, a GLP-1 receptor agonist with well-established metabolic benefits. This improvement phenocopies the metabolic phenotype of Nlrp3-knockout mice (Vandanmagsar et al.

2011) and provides evidence that BGE-102 has the potential to address the key driver of DME that current intravitreal therapies do not.

Phase 1b/2a proof-of-concept trial in DME

We plan to initiate a Phase 1b/2a proof-of-concept trial of BGE-102 in patients with DME in mid-2026. The trial is designed to demonstrate pharmacodynamic activity of BGE-102 in the eye following oral administration and to evaluate its potential as an adjunctive therapy to anti-VEGF treatment and as a monotherapy.

The trial will be a randomized study with an 8-week treatment period. The primary endpoint is percent change in intraocular IL-6. We anticipate preliminary results in mid-2027.

Geographic atrophy

Disease burden and unmet medical need. Geographic atrophy (GA), the advanced dry form of age-related macular degeneration (AMD), affects approximately 1.2 million patients in the United States. GA is characterized by progressive degeneration of the retinal pigment epithelium (RPE) and photoreceptors, resulting in irreversible loss of central vision. The disease progression is severe: approximately 20% of patients become legally blind within one year of diagnosis, significantly limiting independence and quality of life in an aging population.

Recent approvals of intravitreal complement inhibitors, including pegcetacoplan (Syfovre) and avacincaptad pegol (Izervay), have provided the first disease-modifying treatments for GA. However, their clinical efficacy is modest, slowing lesion growth by approximately 15% to 20% in treated eyes. Given this limited benefit relative to the burden of frequent intravitreal injections, approximately 90% of GA patients remain untreated. We believe there is substantial unmet need for oral therapies offering improved efficacy, simpler administration, and broader mechanistic activity.

NLRP3 inflammasome in GA. In GA, progressive accumulation of cellular debris (e.g. drusen, lipofuscin), along with Alu RNA, activates NLRP3 in RPE cells and resident microglia. Chronic inflammasome activation and resulting pyroptosis contribute to progressive RPE degeneration and secondary photoreceptor loss.

Systemic inflammation is increasingly recognized as a risk factor for GA progression: elevated circulating inflammatory markers, including hsCRP and IL-6, have been associated with increased risk of AMD progression in epidemiological studies. As a result, systemic NLRP3 inhibition may offer advantages over regional intravitreal approaches.

Emerging clinical and preclinical evidence. Published preclinical studies support the relevance of NLRP3 to GA. In third-party studies, Nlrp3-knockout mice were completely protected against RPE degeneration induced by both drusen-associated pathogenic stimuli (amyloid-β oligomers) and endosomal damage caused by Alu RNA.

Adapted from Narendran et al. 2021 and Tarallo et al. 2012

In a natural aging model of AMD, oral administration of a BGE-102 analog almost completely prevented age-related lipofuscin accumulation, a cardinal feature of GA progression. These findings support the therapeutic hypothesis that NLRP3 inhibition may slow or arrest GA progression.

Clinical evidence further supports inflammasome inhibition in GA. A third-party clinical study of an inflammasome inhibitor (K8, an intravitreal implant, N=10) demonstrated a 53% reduction in GA lesion growth at three months (p=0.03 compared to fellow eye), substantially exceeding the approximately 15% reduction observed with approved complement inhibitors at 12 months. In a supporting epidemiological analysis, chronic exposure to fluoxetine, a compound with weak NLRP3 inhibitory activity at micromolar concentrations, was associated with a 22% reduction in incident AMD (hazard ratio 0.778, p<0.001). While these epidemiological data are exploratory, this observation is consistent with the hypothesis that NLRP3 inhibition may slow progression of AMD/GA.

Right panel adapted from Ambati et al. 2021

Apelin Receptor APJ Agonists: An Exercise Mimetic Approach for the Treatment of Obesity and Metabolic Disease

We are developing novel, potent agonists of the apelin receptor APJ, including both oral small-molecule and parenteral programs. Apelin is a molecule that is secreted in response to exercise, and activation of the apelin pathway has been shown to recapitulate many of the benefits of exercise. We have previously shown that the agonism of the apelin receptor APJ has the potential to double weight loss and fully restore body composition on a GLP-1R agonist background in preclinical models of obesity. We believe the combination of an APJ agonist and an incretin is a pharmacological parallel to diet and exercise: one mechanism relies largely on reducing energy intake, the other on increasing energy expenditure.

Levels of the exercise-secreted protein apelin predicted both function and metabolic health in our longitudinal human aging cohorts.

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

Comparing the physiological effects of enhanced apelin signaling to those of exercise reveals multiple areas of overlap:

•
Both apelin and exercise have a beneficial effect on body composition, improving the ratio of lean to fat mass. The proportion of lean mass is a very strong predictor of functional capacity, metabolic health, and cardiovascular outcomes (and more predictive than absolute lean mass or absolute fat mass).
•
In skeletal muscle, both apelin signaling and exercise boost protein synthesis, mitochondrial biogenesis and basal metabolic rate, thereby increasing resting energy expenditure.
•
In both muscle and adipose tissue, apelin and exercise increase insulin sensitivity, resulting in upregulation of glucose uptake and metabolism.

This striking congruence between the actions of apelin and exercise suggests that this peptide acts as a key molecular transducer of the systemic exercise response, and that targeting the apelin/APJ axis may be able to mimic many of the benefits of physical activity sometimes referred to as “exercise in a pill.”

Shared biology between apelin & exercise

Systemic benefits

- ↑ Balance of lean & fat mass
- ↑ Basal metabolic rate
- ↑ Protein synthesis
- ↑ Mitochondrial biogenesis
- ↑ Insulin sensitivity / glucose metabolism

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

APJ is a G protein-coupled receptor that signals through AMPK and PI3K. AMPK and PI3K activate downstream effectors Akt and endothelial nitric oxide synthase (eNOS), which increase cellular glucose uptake. AMPK activates transcriptional coactivator PGC-1a, which increases mitochondrial biogenesis. AMPK directly increases fatty acid oxidation. APJ also activates ERK signaling through ß-arrestin. (Source: Bertrand et al. 2015).

Genetic evidence supports the potential of APJ agonists to improve metabolism

Genetic studies of apelin in mice published by other groups provide support for the potential role of APJ agonists in the treatment of obesity. Inactivation of the gene for apelin was shown to result in mice with a statistically significant increase in fat content compared to similarly treated wild-type mice. Apelin knockout mice fed a high fat diet for three weeks also had significantly decreased insulin sensitivity compared to similarly treated wild-type mice.

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

In the context of clinical care, body composition — and specifically the proportion of lean mass — is highly predictive of multiple health outcomes including physical function, metabolic health and cardiovascular outcomes (and more predictive than absolute levels of lean or fat mass).

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

Clinical Case Study: azelaprag results demonstrate the potential of apelin receptor APJ agonists to function as an exerkine mimetic to improve body composition and metabolism

We completed a double-blind, non-randomized Phase 1b bed rest atrophy trial of apelin receptor APJ agonist, azelaprag, in 21 healthy individuals 65 years of age or older. Bed rest studies are a well-established method to model muscle and functional aging on a compressed timeline. In the trial, subjects on bed rest for 10 days received daily doses of 240 mg azelaprag or placebo delivered by intravenous infusion.

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

Development strategy and timelines

We are advancing APJ agonists through both oral and parenteral development pathways to maximize the potential of this therapeutic approach across different clinical contexts and patient populations.

Recent progress on APJ

Oral

- Composition of matter IP filed on small molecules with picomolar potency
- Scaffold distinct from azelaprag

APJ agonist activity (cAMP)

120
100
80
60
40
20
0
cAMP (% change)
−12
−11
−10
−9
−8
−7
−6
−5
Concentration (M)
Apelin-13
APJ Agonist 1
APJ Agonist 2

Parenteral

- Exclusive option on APJ agonist nanobodies with potency 10x greater than apelin, the natural ligand

APJ agonist activity (cAMP)

120
100
80
60
40
20
0
−20
cAMP (% change)
−15
−14
−13
−12
−11
−10
−9
−8
−7
−6
−5
Concentration (M)
Apelin-13
APJ nanobody

Collaboration with JiKang Therapeutics

Oral APJ agonist program. We have filed composition of matter intellectual property protecting novel small molecule APJ agonists with picomolar potency. These compounds are based on an innovative chemical scaffold and achieve agonist potency comparable to native apelin-13, the endogenous ligand. We intend to characterize these compounds further and advance the most promising candidate toward IND-enabling studies.

Parenteral APJ agonist program. In June 2025, we announced an option agreement with JiKang Therapeutics for a novel APJ agonist nanobody — a single-domain antibody derived from camelid immunoglobulin. The nanobody demonstrates approximately 10-fold greater agonist potency than native apelin and is optimized for subcutaneous administration, providing a longer-acting modality suitable for chronic obesity treatment. We are conducting preclinical characterization and advancing this program toward IND-enabling studies.

We intend to file the first IND for an APJ program by the end of 2026.

The evolving obesity treatment landscape

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

Obesity is associated with over 200 health comorbidities and complications, including many cardiometabolic disorders. Among obese patients, the prevalence of these conditions is high: 19-23% have type 2 diabetes, dyslipidemia (66-70%), hypertension (51-61%), metabolic dysfunction-associated steatohepatitis (30-36%), and heart disease (3-5% congestive heart failure, 8% ischemic heart disease, 21% myocardial infarction). Obesity is also associated with an increased risk of developing infertility and certain cancers. Weight loss leads to improvements across many comorbidities associated with obesity.

Obesity is at the center of a constellation of cardiometabolic diseases

>875M

Worldwide adult prevalence of obesity

Type 2 Diabetes	MASH	Dyslipidemia	Hypertension	Heart Disease

>20%	>30%	>65%	>50%	>30%

Obesity treatment landscape: incretin drugs are transforming care, creating an important clinical and commercial opportunity

The treatment landscape for obesity has undergone a fundamental transformation with the emergence of GLP-1R agonists. Injectable GLP-1R agonists, including semaglutide (Wegovy) and tirzepatide (Zepbound), have demonstrated unprecedented efficacy in achieving sustained weight loss and improving cardiometabolic risk factors. In pivotal clinical trials, injectable semaglutide produced approximately 15% weight loss; tirzepatide, a dual GLP-1R/GIP receptor agonist, produced approximately 21% weight loss.

The commercial success of injectable GLP-1R agonists has been significant. The global market for GLP-1R agonists is projected to exceed $150 billion by 2031, driven by expanding indications beyond obesity and diabetes, new oral and combination formulations, and increasing treatment penetration across broader patient populations. The scale of this market reflects both the severity of the underlying unmet need and the magnitude of the commercial opportunity for therapies that can address the limitations of current incretin-based approaches — limitations that we believe APJ agonism is well positioned to complement.

Forecasted global GLP-1 market expansion

180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
GLP-1 sales ($bn)
2017A
2019A
2021A
2023E
2025E
2027E
2029E
2031E
US T2Ds
US Obesity
Ex-US

Key unmet needs

Despite the advances represented by GLP-1R agonist therapy, substantial unmet medical needs persist in obesity treatment. These unmet needs span three critical dimensions: oral efficacy parity with injectables, gastrointestinal tolerability, and preservation of body composition during weight loss. Current therapeutic approaches address only a subset of these needs, leaving significant therapeutic gaps.

Azelaprag - in combination with an incretin - has the potential to address key unmet needs in oral obesity therapy

Unmet needs
Oral weight loss on par with injectables
Key unmet need & clear regulatory path
Improved body composition
Suboptimal body composition is linked to functional deficits & weight regain
Improved GI tolerability
58 to 87% experience GI side effects in Ph2-3 trials of oral incretins

Oral weight loss. Oral GLP-1R agonist programs have generally underperformed relative to injectable formulations. Oral approaches employing permeation enhancers and structural modifications have achieved weight loss in the range of 7% to 12%, substantially lower than the 15% to 24% weight loss achieved by injectable GLP-1R agonists and triple agonists. This efficacy gap — representing approximately a 50% reduction in weight loss from injectable to oral formulation — limits the clinical utility of oral approaches as monotherapy and reflects fundamental challenges in achieving adequate intestinal permeability and systemic bioavailability of peptide-based GLP-1R agonists via the oral route.

Tolerability. Gastrointestinal side effects represent a substantial barrier to tolerability and adherence with incretin-based obesity therapeutics. In Phase 2 and Phase 3 clinical trials, gastrointestinal adverse events — including nausea, vomiting, constipation, and diarrhea — occur in 31% to 44% of patients treated with injectable incretin agonists and in 58% to 87% of patients treated with oral incretin programs. These side effects are dose-dependent and frequently motivate dose reductions or treatment discontinuation. In controlled clinical trials, discontinuation due to adverse events reaches approximately 17%, and real-world discontinuation rates are substantially higher, with some analyses indicating discontinuation in up to 68% of patients. The tolerability barrier thus represents a major impediment to treatment initiation, dose escalation, and treatment persistence in a substantial proportion of patients with obesity.

Body composition. A fundamental limitation of current obesity therapeutics, including GLP-1R agonists, is that weight loss achieved through appetite suppression is not accompanied by preferential loss of adipose tissue. Rather, a substantial proportion of weight loss represents loss of lean muscle mass. Clinical data indicate that up to 50% of weight lost during GLP-1R agonist treatment may comprise lean body mass rather than adipose tissue.

The loss of lean mass during weight loss carries profound physiological consequences. Lean mass, primarily skeletal muscle, is the principal contributor to basal metabolic rate — the energy expenditure required at rest to maintain basic cellular and organ function. When lean mass is lost disproportionately during weight loss, basal metabolic rate decreases, reducing daily energy expenditure. This metabolic adaptation creates a disadvantage: the patient, now at a lower body weight, has a substantially reduced caloric requirement and is thus more susceptible to weight regain even when consuming the same number of calories that previously maintained the lower weight. Furthermore, loss of lean mass increases frailty risk, impairs physical function, and may accelerate age-related physical decline, particularly in older adults with obesity.

A particularly concerning manifestation of lean mass loss during weight loss therapy is increased bone fragility and fracture risk. In the SELECT trial (Semaglutide Effects on Cardiovascular Outcomes in People with Overweight or Obesity), a large randomized controlled trial of semaglutide in patients with obesity and established cardiovascular disease, an approximately 5-fold increase in hip and pelvis fractures was observed in female participants treated with semaglutide compared to placebo, a finding that has prompted re-evaluation of the benefit-risk profile in populations at elevated baseline fracture risk.

APJ agonism in obesity

The combination of APJ agonism with GLP-1R/GIP agonists represents a therapeutically rational approach based on complementary mechanisms of action — appetite suppression plus energy expenditure enhancement — and supported by preclinical evidence of additive effects on body weight and composition. We believe this combination approach may address multiple unmet needs simultaneously: the dual oral and parenteral portfolio provides formulation flexibility, the complementary mechanism may reduce reliance on maximal doses of appetite-suppressing agents with associated GI side effects, and the energy expenditure and lean mass preservation properties may improve body composition outcomes.

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

•
Data science analysis. We have developed a suite of analytic approaches allowing us to integrate longitudinal molecular profiles with clinical and health outcome data to directly decode the biology that drives disparate aging trajectories and metabolic aging and related health outcomes and identify novel drug targets for treating metabolic disease.
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

The BioAge platform encompasses over 150 million molecular data points spanning over 25 thousand individual participant profiles and over 50 years of follow-up.

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

Our Longevity Map (as defined below) is the result of applying an aging-biology-focused analytic approach that integrates proprietary data originating from our human aging cohorts with public data on aging and target biology to generate powerful insights into human aging mechanisms and targets. Our core analytical pipeline leverages (among other approaches):

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
Longitudinal Molecular and Phenotype Changes
BioAge Longevity Map
Curated Aging Biology
Tissue & cell-type specificity
Genetics & other -omic disease associations
Known human biology

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

If any of our product candidates are approved for the indications for which we expect to conduct clinical trials, they will compete with existing therapies and currently marketed drugs, as well as any drug products currently or in the future in development that are ultimately approved, that are potential treatments for metabolic diseases, such as obesity. It is also possible that we will face competition from other pharmaceutical approaches as well as other types of therapies. The key competitive factors affecting the success of all our programs, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition, and availability of reimbursement.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. With respect to BGE-102, direct competition is currently limited as there are no approved NLRP3 inhibitors or other inflammasome-targeted therapeutics. However, we are aware of NLRP3 inhibitor pipeline programs including those from Ventyx Biosciences (pending acquisition by Eli Lilly), NodThera, Roche, Merck, Novo Nordisk, AstraZeneca, Neumora, Ventus, Tenvie, Insilico, Brenig, and Zydus. Our competitors for the apelin receptor APJ agonist program include Structure Therapeutics, Bristol Myers Squibb, APIE Therapeutics and Sanofi, S.A. who have or had small molecule APJ agonists in preclinical or clinical development.

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

As of February 20, 2026, our intellectual property portfolio contained owned and in-licensed cases and contains several issued U.S. and foreign national patents, and multiple pending U.S., Patent Cooperation Treaty (PCT) and foreign national applications. These patent families are expected to expire between 2032 and 2046, excluding patent term adjustments, extensions or terminal disclaimers, and assuming payment of all appropriate maintenance fees.

APJ Agonist Program

As of February 20, 2026, we owned one patent family relating to novel apelin receptor APJ agonists and related methods. This patent family includes three U.S. provisional applications having filing dates of May 27, 2025; September 17, 2025; and January 7, 2026. Any patents that may issue and claim priority to the pending applications are expected to expire in 2046, without taking into account any patent term adjustments, extensions or terminal disclaimers, and assuming payment of all appropriate maintenance fees.

As of February 20, 2026, we had optioned to license one patent family from JiKang Therapeutics relating to a novel APJ agonist antibody. This patent family includes one PCT non-provisional application, and any patents that may issue and claim priority to the pending application are expected to expire in 2046, without taking into account any patent term adjustments, extensions or terminal disclaimers, and assuming payment of all appropriate maintenance fees.

As of February 20, 2026, we had in-licensed one patent family from INSERM relating to use of the class of apelin receptor agonists for treating sarcopenia. This patent family includes one U.S. Patent, and foreign national patents in Japan and Europe (with validation in 5 European states), which patents are expected to expire in 2032, without taking into account any patent term adjustments, or extensions, and assuming payment of all appropriate maintenance fees.

As of February 20, 2026, we owned six patent families relating to methods of using APJ agonists, including therapeutic uses for frailty, muscle atrophy, or obesity. These patent families include six pending U.S. and PCT non-provisional applications, and 34 pending foreign national applications, including applications in Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, Mexico, New Zealand, Singapore and Taiwan. Any patents that may issue from our pending patent applications or claim priority to pending provisional applications are expected to expire between 2042 and 2045, without taking into account any patent term adjustments, extensions or terminal disclaimers, and assuming payment of all appropriate maintenance fees.

NLRP3 Inhibitor Program

As of February 20, 2026, we owned eleven patent families relating to novel NLRP3 (nucleotide binding oligomerization domain-like receptor family pyrin domain-containing 3) inhibitors and related methods. One of these patent families is co-owned with HitGen, Inc. The eleven patent families include eight issued U.S. patents (one co-owned with HitGen that is under our exclusive control, and seven solely-owned by BioAge), five pending U.S. provisional applications, nine pending U.S. and PCT non-provisional applications, and 40 pending foreign national applications, including applications in Argentina, Australia, Canada, China, Europe, Eurasia, Japan, Korea and Taiwan. Patent term is based on the effective filing date of each family. Of the eight issued patents, five will expire on March 23, 2042, two will expire on January 27, 2043, and one will expire on March 25, 2045, without taking into account any patent term adjustments, extensions or terminal disclaimers, and assuming payment of all appropriate maintenance fees. Future patents that result from pending applications in these families are projected to expire on one of March 23, 2042; January 27, 2043; September 19, 2043; September 11, 2044; October 4, 2044; or March 25, 2045, without taking into account any patent term adjustments, extensions, or terminal disclaimers, and assuming payment of all appropriate maintenance fees.

Platform Technology and Discovery Program

As of February 20, 2026, we owned 3 patent families relating to platform technology for identifying pathways for healthy aging and druggable targets, and 1 patent family relating to a class of therapeutic fusion proteins that bind endogenous RAGE ligands. These patent families include 4 issued U. S. patents, one issued Japanese patent, 3 pending U.S. applications, and 3 pending foreign national applications, including applications in Canada, and Europe. U.S. Patent No. 11,881,311 expires September 23, 2041, inclusive of patent term adjustment, and without taking into account any potential future extension. U.S. Patent No. 11,445,981 expires August 11, 2039, inclusive of patent term adjustment, and without taking into account any potential future extension. U.S. Patent No. 10,913,784 expires September 13, 2039, without taking into account any potential future extension. U.S. Patent No. 11,535,661, expires September 13, 2039, inclusive of a terminal disclaimer, and without taking into account any potential future extension. Japanese Patent No. 7,307,178 expires in September 2039, without taking into account any potential future extension. The 3 pending U.S. applications are expected to expire respectively in February 2038, July 2038, and October 2038, without taking into account any potential patent term adjustment, terminal disclaimer, or future extension. The 3 pending foreign national applications are expected to expire in October 2038 or September 2039, without taking into account any potential future supplementary protection certificate or extension.

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

FDA Review and Approval Process

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

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (IND), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices (GCP), an international standard meant to protect the rights and health of participants and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results, if known, of the clinical trials and preclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators in certain circumstances.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial participants. The study protocol and informed consent information for participants in clinical trials must also be submitted to an institutional review board (IRB) or ethics committee at each clinical site for approval before each trial begins. An IRB monitors clinical trials through to completion and may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In many cases, particularly for prevalent diseases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single adequate and well-controlled Phase 3 trial in conjunction with confirmatory evidence may be sufficient in many other instances, particularly for rare disease therapies. A single adequate and well-controlled trial may also be sufficient, though it is less common, when the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

The manufacturer of an investigational new drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, as well as any proposed labeling. The cost of preparing and submitting an NDA is substantial and includes an application user fee (unless a waiver applies) as well as an annual program fee, and the fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to conduct a preliminary review and determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the FDA determines the application is incomplete because it does not on its face contain required information, the FDA may refuse to file the application and request additional information rather than file the NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is subject to preliminary review before the FDA files it. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Applications for new molecular entity (NME) standard review drug products are reviewed within twelve months of the date of submission of the NDA to the FDA; applications for priority review NMEs are reviewed within eight months of the date of submission of the NDA to the FDA. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

After the FDA evaluates the NDA and completes any clinical and manufacturing facility inspections, it issues either an approval letter or a complete response letter (CRL). A CRL generally outlines the deficiencies the FDA identified during its review of the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

An approval letter authorizes commercial marketing and distribution of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may limit further marketing of the product based on the results of this post-approval testing or surveillance.

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

Coverage and Reimbursement

Sales of a product in the U.S. will depend, in part, on the extent to which such products will be covered by third-party payors, such as government healthcare programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. Coverage policies and third-party payor reimbursement rates may change at any time and can differ significantly from payor to payor.

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

Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation and in November 2024, CMS finalized regulations for these inflation rebates. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program, which requires manufacturers, in order for their drugs to be covered by Medicare Part D, to provide statutorily defined discounts on their brand (approved NDA or BLA) drugs dispensed to Part D enrollees. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions began taking effect progressively starting in 2023 and may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of prescription drug products.

Employees and Human Capital Resources

As of December 31, 2025, we had 62 employees, 60 of whom were full-time and 44 of whom were engaged in research and development activities. Approximately 44% of our employees hold Ph.D. or M.D. degrees. Women comprise approximately 50% of our employees, and individuals from underrepresented ethnic groups comprise approximately 31%. Women comprise approximately 39% of our senior leadership team and 25% of our board of directors. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Facilities

Our headquarters are located in Emeryville, California where we lease and occupy 10,479 square feet of office and laboratory space.

We believe that our existing facilities and new facilities under construction are sufficient to meet our near-term needs.

Additional Information

We were incorporated under the laws of the State of Delaware in April 2015 under the name BioAge Labs, Inc. Our principal executive office is located at 5885 Hollis Street Suite 370 Emeryville California, 94608, and our telephone number is (510) 806-1445. Our website address is www.bioagelabs.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this Annual Report.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and the related notes included elsewhere in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future.

Risk Factors Summary

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
•
Drug development is a lengthy and expensive process, the outcome of clinical testing is inherently uncertain, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience additional delays in completing, or ultimately be unable to complete, the development and commercialization of BGE-102, our APJ programs or any future product candidates for many reasons, including a failure to replicate positive results from earlier preclinical studies or clinical trials in future preclinical studies or clinical trials.
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
•
Negative results or publicity for one drug for atherosclerotic cardiovascular disease (ASCVD) risk reduction, diabetic macular edema (DME), or obesity could have a substantial impact on all drugs and product candidates for ASCVD risk reduction, DME, or obesity, including any potential product candidates we may have in the future.
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
•
The manufacture of pharmaceutical products, including BGE-102 our APJ programs or any future product candidates, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability in the future to supply our product candidates for clinical trials or, if approved, for commercial sale.

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

To date, we have funded our operations with proceeds from sales of our redeemable convertible preferred stock, convertible notes, proceeds from the sale of our common stock, and stock option exercises. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 1b for our former lead product, azelaprag. Additionally, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any product revenue since our inception. If our future product candidates are not successfully developed, approved and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $80.6 million and $71.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $333.4 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of, and in-licensing of intellectual property related to, our former product candidate azelaprag, the research and development of our NLRP3 programs, our longitudinal human aging platform, and from general and administrative costs associated with our operations. BGE-102 and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially in connection with our planned and ongoing clinical trials for BGE-102, an NLRP3 inhibitor for patients with elevated cardiovascular risk or diabetic macular edema, our planned development of APJ agonists, and as we continue our development of, seek regulatory approval for and potentially commercialize BGE-102 or any future product candidates we may develop.

In addition, in May 2022, we entered into a loan and security agreement (the Loan Agreement) with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP (collectively, the Lenders) pursuant to which we were able to borrow up to an aggregate of $25.0 million across two potential tranches until December 31, 2023 (the Term Loan). The Term Loan is secured by a lien covering substantially all of our assets, but not including our intellectual property or non-assignable licenses. In connection with the Term Loan, the Lenders were concurrently issued warrants to purchase 24,968 shares of our common stock at an exercise price of $10.26 per share, with a term of 10 years. The Loan Agreement required us to pay monthly interest payments until November 1, 2023, after which we commenced monthly principal payments. As of December 31, 2025, we had $2.0 million outstanding principal under the Term Loan. The Term Loan matures by April 1, 2026. For additional information about the Loan Agreement, see Note 5 to our consolidated financial statements included elsewhere in this Annual Report.

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

We had $285.1 million in cash, cash equivalents and marketable securities as of December 31, 2025, of which $4.0 million were long-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of the filing date of this Annual Report will be sufficient to fund our operations and capital expenses through 2029. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

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

We will require additional capital to complete our planned preclinical development programs and advance any product candidates into clinical trials in order to seek regulatory approval, and we anticipate needing to raise additional capital to complete the development of, and eventually commercialize, any of our product candidates, if approved. For example, we are party to the Sales Agreement with Leerink relating to the sale and issuance, from time to time, of shares of our common stock in at-the-market equity offerings with an aggregate offering price up to $75.0 million. Adequate additional financing may not be available to us on favorable terms, or at all. Our ability to raise additional funds will be dependent on financial, economic and market conditions, geopolitical issues and other factors, over which we may have limited or no control. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization, if approved, of all or part of our research programs or future product candidates or we may be unable to take advantage of future business opportunities. Furthermore, any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and any future product candidates, if approved. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our future success is highly dependent on our ability to identify and develop, obtain regulatory approval for, and then successfully commercialize our lead product candidate, BGE-102, and any future product candidates, which may never occur. We are early in our development efforts with respect to BGE-102, which is a brain-penetrant structurally novel small molecule inhibitor of NLRP3 that has a novel binding site. We are also developing APJ agonists, which are in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that BGE-102 or any future product candidates we develop will achieve success in their respective clinical trials or obtain regulatory approval. We may also become dependent on product candidates that we may develop or acquire in the future. Given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization.

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will be heavily dependent on the successful development and eventual commercialization of BGE-102, our APJ programs and any future product candidates. The success of BGE-102 and any future product candidates will be dependent on several factors, including the following:

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

Drug development is a lengthy and expensive process, the outcome of clinical testing is inherently uncertain, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience additional delays in completing, or ultimately be unable to complete, the development and commercialization of BGE-102, our APJ programs or any future product candidates for many reasons, including a failure to replicate positive results from earlier preclinical studies or clinical trials in future preclinical studies or clinical trials.

On August 15, 2025, we announced that the first patient was dosed in our Phase 1 SAD / MAD clinical trial for BGE-102. It is impossible to predict when or if BGE-102 or any future product candidates will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of BGE-102 or any future product candidates, or a competitor’s product candidate in the same class, may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from our Phase 1b bed rest atrophy clinical trial and the lack of any negative safety signals in other Phase 1 clinical trials of azelaprag, in January 2025, we announced the discontinuation of the azelaprag program following observation of liver transaminitis without clinically significant symptoms in some subjects receiving azelaprag in our Phase 2 clinical trial. Interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. We may be unable to establish benefit on clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, particularly in the earlier stages of development. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of any future product candidates.

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

From time to time, we may publicly disclose preliminary, topline or interim data from our clinical trials, such as preliminary, topline or interim data analysis from our ongoing and planned clinical trials of BGE-102. For example, we announced interim data from our Phase 1 SAD / MAD study of BGE-102 in December 2025 and January 2026. These data and related findings and conclusions may only reflect certain endpoints rather than all endpoints and are subject to change. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

Preliminary or topline data also remain subject to review and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, preliminary and topline data should be viewed with caution until the final data are available. In addition, we may report preliminary data or interim analyses of the clinical trials we may conduct and complete, which are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of preliminary or interim data by us including, for example, preliminary or interim data that becomes available to us from our ongoing and planned clinical trials of BGE-102 or other future product candidates or by our competitors in the future could result in volatility in the price of our common stock.

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
•
potential unforeseen business disruptions that increase our costs or expenses; effects of global macroeconomic events, such as inflation, tariffs, geopolitical conflicts, such as the armed conflict between the U.S. military and Iran and related disruption in the region, pandemics, natural disasters and supply chain issues, on our business and operations; and
•
changes in general market and economic conditions.

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

We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, finance, accounting, business operations, communications and other corporate development functions, and, if BGE-102 or any future product candidates receive regulatory approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further preclinical research and development or regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

The development and commercialization of new drug products is highly competitive, and specifically the development and commercialization of therapeutics for cardiometabolic diseases, ophthalmology, and obesity is particularly competitive. Our current and any future product candidates, if approved, will face significant competition, including from well-established, currently marketed therapies or recommended standards of care, and our failure to demonstrate a meaningful improvement to the existing standards of care may prevent us from achieving significant market penetration. Many of our competitors have significantly greater resources and experience than we do, and we may not be able to successfully compete. We face substantial competition from multiple sources, including large and specialty biopharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions.

Any future product candidates, if approved, would face competition from other approved treatments, some of which have already achieved commercial success. To compete successfully, we will need to differentiate any of our future therapies, if approved, from currently marketed drugs as well as those that may be approved in the future, meaning that we will have to demonstrate that the relative cost, method of administration, safety, tolerability or efficacy of our future therapies provides a better alternative or complement to existing and new therapies. Our commercial opportunity and likelihood of success will be reduced or eliminated if our future therapies are not ultimately demonstrated to be safer, more effective, more conveniently administered, or less expensive than the current standards of care. Furthermore, even if future therapies are able to achieve these attributes, acceptance of such therapies may be inhibited by the reluctance of physicians to switch from existing therapies, or if physicians choose to reserve our future therapies for use in limited circumstances.

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

We intend to initially focus our product candidate development on treatments for ASCVD risk reduction, DME, and obesity. Our projections of addressable patient populations within any particular disease state that may benefit from treatment with our product candidates are based on our estimates. Market opportunity estimates and growth forecasts included in this Annual Report are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Similarly, the percent of the population with cardiovascular risk factors, DME, and obesity could be lower than we anticipate. In both instances, the pool of potential patients that our current or any future product candidates could address could be substantially smaller than we anticipate. Additionally, the potentially addressable patient population for any future product candidates may not ultimately be amenable to treatment with any future product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any future product candidates that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

Negative results or publicity for one drug for ASCVD risk reduction, DME, or obesity could have a substantial impact on all drugs and product candidates for ASCVD risk reduction, DME, or obesity, including any potential product candidates we may have in the future.

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our future product candidates or products, if approved, or our industry or competitors generally. Adverse publicity may include publicity about ASCVD risk reduction, DME, or obesity or GLP-1R agonists generally, the efficacy, safety and quality of our future product candidates, as well as of the broader category of obesity products, including any products that our future product candidates are intended to be used in combination with, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Further, any adverse effects in our future clinical trials, even if not ultimately attributable to our future product candidates, and the resulting publicity could result in withdrawal of clinical trial participants, and a decrease in demand for any such future product candidates. Our business, financial condition and results of operations could be adversely affected if any of our future product candidates or products, if approved, or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses for any year is limited to no more than 80% of current year taxable income (without regard to certain deductions). In addition, both our current and our future net operating losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders or groups of stockholders over a three-year period. It is possible that we have undergone one or more “ownership changes” in the past. We may also undergo ownership changes in the future as a result of shifts in the ownership of our capital stock, some of which may be outside of our control, which may further limit our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In preparing the financial statements as of and for the years ended December 31, 2023 and 2022, management previously determined it had not maintained appropriately designed entity-level controls impacting the control environment, risk assessment procedures and monitoring activities to prevent or detect material misstatements to our consolidated financial statements, which constituted material weaknesses. Specifically, the control deficiencies related to (i) insufficient identification and assessment of risks impacting the design, implementation and operating effectiveness of internal controls over financial reporting and (ii) insufficient evaluation and determination as to whether components of internal control were present and functioning based upon evidence maintained for activity level controls, including management review controls, across substantially all of our financial statement areas. Management had also determined that it did not maintain effective information technology controls in the areas of user access, change management and segregation of duties, within the systems supporting our accounting and reporting processes. During the fiscal year ended December 31, 2024, we successfully completed the testing necessary to conclude that the material weaknesses have been remediated.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including comprehensive consumer privacy laws, sector-specific privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), data breach notification laws, laws regarding on-line marketing, and other similar laws (e.g., wiretapping laws). For example, the Health Insurance Portability and Accountability Act of 1996, as amended by as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) (collectively, HIPAA), include a privacy rule and security rule that impose among other things, certain requirements relating to the privacy, security, transmission, and breach of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store, generate, transfer, and transmit (collectively, “process”) confidential information (such as intellectual property, proprietary business data and patient data). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. We also outsource elements of our information technology systems and operations to third parties (such as vendors, contractors and consultants), and as a result we rely on and take steps designed to manage a number of third- parties who have access to and process our confidential information.

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

The manufacture of pharmaceutical products, including BGE-102 and any future product candidates is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability in the future to supply our product candidates for clinical trials or, if approved, for commercial sale.

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers, which are located in China and India. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain regulatory approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts and cause the FDA to withdraw certain designations, including orphan drug designation. For example, we cannot be sure to what extent the supply chain issues caused by geopolitical uncertainty, including the armed conflict between the U.S. military and Iran and related disruption in the region, the impacts of threatened or imposed tariffs or other trade barriers, and public health epidemics, may impact our ability to procure sufficient supplies for the development of our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster, regulatory restrictions or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates.

Furthermore, since some of our third-party manufacturers are located in China and India, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States, such as the recent imposition of tariffs, or other trade barriers, or actions by the Chinese governments, political unrest or unstable economic conditions in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, signed into law in December 2025, prohibits U.S. federal agencies from entering into or renewing any contract (or loaning or granting funds to do the same) with any entity that uses “biotechnology equipment or services” produced or provided by a “biotechnology company of concern” to perform that contract. A “biotechnology company of concern” is defined as an entity that is involved in the manufacturing, distribution, provision, or procurement of a biotechnology equipment or service and is (i) identified on the annual 1260H List of Chinese military companies (1260H List) issued by the U.S. Department of Defense, (ii) determined by the U.S. government to meet certain criteria relating to national security and control by a foreign adversary through a process set forth in the Act, or (iii) certain affiliates of the foregoing. In addition, the BIOSECURE Act provides a grandfathering period of five years for entities that are designated by the U.S. Government; however, entities identified on the 1260H List are not eligible for such grandfathering period. We are presently party to agreements with WuXi Apptec and its affiliates (WuXi), pursuant to which WuXi provides development and manufacturing services to us. WuXi is not currently designated on the 1260H List and has not otherwise been determined to be a biotechnology company of concern, but could be designated as such by the U.S. government in an annual update to the 1260H List or through the process set forth in the Act, once established. If this law or similar laws that may be passed impact WuXi or other Chinese biotechnology manufacturing companies that we may contract with or that provide biotechnology equipment or services in the manufacture of our products or product candidates, they would have the potential to severely restrict our ability to work with WuXi and other such Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. Setting up alternative manufacturing or supplier relationships in other jurisdictions would result in additional costs to the business and will require the time and attention of management.

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

Depending upon the timing, duration and specifics of any FDA regulatory approval of BGE-102 and any other product candidates we may develop and our technology, our U.S. patents or one or more U.S. patents that may issue in the future based on a patent application that we license or own may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought and within 60 days of FDA approval. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals.

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

We may also, in the future, enter into license agreements with third parties under which we are a sublicensee. If our sublicenseor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may result in termination of our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize product candidates incorporating the relevant intellectual property.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. The intellectual property landscape around obesity and cardiometabolic diseases drug development is highly dynamic and there is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry. Potential litigation could include patent infringement lawsuits, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. As the fields of treating obesity and cardiometabolic diseases continue to expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. Also, there may be third party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates or technologies may infringe.

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

Our success is dependent in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current product candidates or any future product candidates, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in obesity and cardiometabolic disease drug development. Additionally, we intend to utilize regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

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

Risks Related to Government Regulation

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by, among other factors, funding shortages or global health concerns could occur at any time. In addition, there is substantial uncertainty regarding new initiatives under the new Administration and how these might impact the FDA, its implementation of laws, regulations, policies, and guidance, and its personnel. Similar initiatives may also be directed towards other agencies. These disruptions could hinder government agencies' ability to hire, retain or deploy key leadership and other personnel, otherwise prevent new products and services from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA or other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, starting in January 2025, the current Administration has reduced the number of federal employees, including at FDA, by establishing voluntary termination programs, by position eliminations or by involuntary terminations. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Similar consequences may also occur as a result of a significant shutdown of the federal government. For example, over the last several years, and most recently in late 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the volume of applications to the FDA for new product candidates increases materially, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face under the current Administration as we proceed with research and development efforts and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at the FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining the requisite regulatory approvals for our product candidates. Moreover, the current Administration paused payments by, reduced the budget of, and terminated grants provided by the National Institutes of Health (NIH) as related to its funding for medical research, which has decreased, and may continue to decrease, the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. Some of these actions have been challenged in court and there remains general uncertainty regarding future activities. The Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Administration, there could be a material adverse effect on us and our business.

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

Several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (the IRA) in August 2022, which, among other things, allows the United States Department of Health and Human Services (HHS) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation and in November 2024, CMS finalized regulations for these inflation rebates. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions began taking effect progressively starting in 2023 and may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of BGE-102 or any future product candidates.

The current Administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. These actions included, for example, directives to reduce agency workforce, which include the FDA and CMS, and related agencies. In addition, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most favored nation (MFN) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation (CMMI), two mandatory MFN demonstration models under Medicare Parts B and D, respectively. Further, as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, the administration is working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including restrictions or prohibitions on certain marketing practices, reporting of specified categories of remuneration provided to health care practitioners, and reporting and justification of price increases greater than a specified level. In some cases, states have designed programs to encourage importation from other countries and bulk purchasing, though the federal government has not yet approved any such plans. For example, the FDA released a final rule in 2020 providing guidance for states to build and submit importation proposals for drugs from Canada, and the FDA authorized the first such plan in Florida in 2024 but implementation of Florida’s plan has been extended. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for BGE-102 or any future product candidates or additional pricing pressures.

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
•
changes in accounting principles;
•
actions instituted by activist stockholders or others;
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

For example, we have filed a registration statement (the “Resale Registration Statement”) registering the resale of up to 2,227,124 shares of our common stock, by certain of our stockholders. Sales of our common stock as certain restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of tariffs, inflation, a potential recession, potential government shutdowns, uncertainty with respect to federal policy, regulations and employment, military conflict, terrorism or other geopolitical events, such as the armed conflict between the U.S. military and Iran and related disruption in the region. Sanctions or tariffs imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. We previously kept substantially all of our cash, cash equivalents and marketable securities with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. While we were afforded full access to our cash, cash equivalents and marketable securities with SVB, we may be impacted by other disruptions to the U.S. banking system, including potential delays in our ability to transfer funds whether held with SVB or otherwise. The closure of any additional national or regional commercial banks could lead to further economic instability. Although the Department of the Treasury, the Federal Reserve and the FDIC have taken steps to mitigate these risks, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may still occur in the future. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Governance

Our cybersecurity risk assessment and management processes are implemented and maintained by certain management, including our Senior Director of Information Technology, who has more than two decades of information technology and information technology leadership experience. Our Senior Director of Information Technology, under the supervision of our Chief Financial Officer, manages and monitors our cybersecurity risk (including that presented by our information technology service providers) and is responsible for the day-to-day management of our cybersecurity program, including processes relating to the assessment, identification, prevention, detection, mitigation and remediation of cybersecurity threats and incidents. Our Senior Director of Information Technology is responsible for informing our Chief Financial Officer of relevant cybersecurity risks including, as relevant, the prevention, detection, mitigation and remediation of cybersecurity incidents. Our Chief Financial Officer has over two decades of management experience, including oversight over information technology and cybersecurity matters.

Our Board of Directors, with the assistance of the Audit Committee, has oversight for the cybersecurity risks facing us and for our processes designed to identify, prioritize, assess, manage, and mitigate those risks. As part of its oversight responsibilities, the Audit Committee receives periodic updates from management regarding cybersecurity risks, including the Company’s cybersecurity posture, significant threats, and relevant incidents, if any.

Risk management and strategy

We depend on the functioning, availability and security of our information systems, including financial, data processing, communications and operating systems. Several information systems, such as software applications and cloud platforms, are provided by third parties. Our cybersecurity risk framework is designed to allow us to identify, assess and manage the cybersecurity risks we face in relation to our systems and the information we process.

As part of our framework, we maintain certain processes designed to assess, identify and manage risks. For example, we maintain an incident management and response process under which significant cybersecurity threats and incidents are escalated to appropriate management and, where appropriate, reported to the Audit Committee; use manual and automated processes that are designed to monitor relevant information systems for vulnerabilities, threats and incidents; manage and take certain actions designed to address incidents that may occur; and take actions designed to remediate certain vulnerabilities identified in relevant environments. We employ an array of data security technologies, processes, and methods across our infrastructure designed to help protect our systems and sensitive information from unauthorized access. We work with information technology consultants who provide advice and expertise on monitoring evolving industry practices. Our cybersecurity processes also include employee cybersecurity awareness activities and administrative and technical controls designed to help protect the confidentiality, integrity and availability of our information systems and data.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, certain management executives, including our Senior Director of Information Technology and Chief Financial Officer, evaluate material risks from cybersecurity threats in connection with our overall business objectives and report such evaluations to the Audit Committee of the board of directors as appropriate, which then evaluates our overall enterprise risks.

In addition to the third parties above, we use additional third-party service providers to perform a variety of functions throughout our business, such as enterprise and employee management platforms, labs, contract research organizations, contract manufacturing organizations, and supply chain resources. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, we take steps designed to address cybersecurity risks that such service providers may present to us, such as conducting diligence into such service providers’ cybersecurity practices and risk profiles and, where appropriate, implementing contractual protections and ongoing oversight designed to mitigate cybersecurity risks associated with those service providers.

To date, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition.

Item 2. Properties.

We currently occupy approximately 10,479 square feet of office and laboratory space at our headquarters located in Emeryville, California (the "Emeryville Lease"). The Emeryville Lease expires in February 2031.

Item 3. Legal Proceedings.

On January 7, 2025, a putative securities class action complaint was filed against us and certain of our officers and directors in the United States District Court for the Northern District of California (the "Court"). The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, based on allegations that defendants misrepresented and/or omitted certain information in our Registration Statement concerning azelaprag. An amended complaint was filed on June 2, 2025. On October 30, 2025, the Court entered an order granting defendants’ motion to dismiss without prejudice. On November 20, 2025, a further amended complaint was filed. On March 2, 2026, the Court entered an order granting defendants’ further motion to dismiss with prejudice. Plaintiff must file any notice of appeal within 30 days after entry of judgment.

From time to time, we may be subject to other legal proceedings arising in the ordinary course of business. In the opinion of management, we do not believe that the matter described above, or any other pending legal proceedings, is material to our business, financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm.

See Note 8, Commitments and Contingencies, to the consolidated financial statements for more information.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On September 26, 2024, our common stock began trading on The Nasdaq Global Select Market under the symbol “BIOA.” Prior to such time, there was no public market for our common stock.

Holders of Common Stock

As of March 19, 2026, there were approximately 32 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Use of Proceeds from Public Offering of Common Stock

On September 25, 2024, our Registration Statement on Form S-1 (No. 333-281901) was declared effective by the SEC, pursuant to which we issued and sold an aggregate of 12,650,000 shares of common stock (inclusive of 1,650,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares) at a public offering price of $18.00 per share for aggregate gross proceeds of $227.7 million and aggregate net cash proceeds of $207.3 million, after deducting approximately $15.9 million in underwriting discounts and commissions and approximately $4.5 million in offering costs. Concurrently with the initial public offer, we also completed a private placement, in which we issued and sold an aggregate of 588,888 shares of our common stock at a price of $18.00 per share to Sofinnova Venture Partners, XI, L.P. The aggregate cash purchase price of the private placement shares was $10.6 million, resulting in aggregate net cash proceeds of $9.9 million, after deducting approximately $0.7 million in placement agent fees. Our IPO and concurrent private placement closed on September 27, 2024. Goldman Sachs & Co, LLC, Morgan Stanley, Jefferies LLC and Citigroup acted as joint book-running managers for the offering and placement agents for the concurrent private placement. In connection with our IPO and concurrent private placement, no payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We plan to use the net proceeds from our initial public offering to fund research, clinical and process development and manufacturing of our product candidates, including BGE-102 and our APJ programs.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2025, we did not purchase any shares of our common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K and with our consolidated financial statements and the notes thereto for the year ended December 31, 2024 included on Form 10-K filed with the Securities and Exchange Commission on March 20, 2025. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Annual Report. You should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing therapeutic product candidates for metabolic diseases by targeting the biology of human aging. Our technology platform and differentiated human datasets enable us to identify promising targets based on insights into molecular changes that drive aging.

In January 2025, we announced the nomination of our lead program, BGE-102, a potent, structurally novel, orally available, brain-penetrant small-molecule NLRP3 inhibitor. BGE-102 has a distinct mechanism and binding site from other NLRP3 inhibitors in development with issued patents covering both composition of matter and claims for the unique binding site.

In December 2025, we announced that BGE-102 was well-tolerated in Single Ascending Dose (SAD) and initial Multiple Ascending Dose (MAD) cohorts, with a pharmacokinetic profile supporting once-daily oral dosing, strong target engagement and high brain penetration.

We intend to advance BGE-102 in two therapeutic areas: cardiometabolic disease and ophthalmology.

Our first therapeutic area for BGE-102 is cardiometabolic disease, with a focus on atherosclerotic cardiovascular disease (ASCVD) risk reduction. Chronic systemic inflammation, as measured by high-sensitivity C-reactive protein (hsCRP), is an independent risk factor for cardiovascular events that is not adequately addressed by current lipid-lowering and antihypertensive therapies. In January 2026, we announced additional positive interim Phase 1 data, demonstrating potential for best-in-class hsCRP reduction in participants with elevated cardiovascular risk. In obese participants with elevated hsCRP, BGE-102 demonstrated an 86% median reduction in hsCRP at Day 14, with 93% of participants achieving hsCRP levels below 2 mg/L — the threshold associated with a 25% reduction in major adverse cardiovascular events. This level of hsCRP reduction is comparable to injectable anti-IL-6 monoclonal antibodies in clinical development for ASCVD, but achieved with once-daily oral dosing. We anticipate full Phase 1 SAD / MAD clinical trial results in the first half of 2026. We plan to initiate a Phase 2a proof-of-concept trial in patients with obesity and elevated hsCRP in the first half of 2026, with results anticipated by 2026 year end.

Our second therapeutic area for BGE-102 is ophthalmology. Diabetic macular edema (DME) is our first proof-of-concept indication in this area. DME affects approximately 1 million patients in the United States, and current intravitreal therapies face significant unmet need due to high injection burden and a substantial refractory population — approximately 45% of patients demonstrate refractoriness to anti-vascular endothelial growth factor (VEGF) therapy. In a preclinical model of DME, oral BGE-102 demonstrated dose-dependent preservation of retinal vascular integrity, achieving near-complete protection from vascular leakage and up to 90% preservation of microvascular integrity. We plan to initiate a Phase 1b/2a proof-of-concept trial in DME in mid-2026 with results anticipated in mid-2027. The goal is to demonstrate ocular target engagement, supporting future development across inflammation-driven retinal diseases.

Beyond NLRP3 inhibition, we are also developing novel apelin receptor APJ agonists for obesity, including programs targeting both oral and parenteral (subcutaneous) administration. In preclinical obesity models, APJ agonism has demonstrated the ability to more than double the weight loss induced by a glucagon-like peptide-1 receptor (GLP-1R) agonist while also restoring healthy body composition and improving muscle function. In June 2025, we announced an option agreement with JiKang Therapeutics for a novel APJ agonist antibody, as well as the filing of a U.S. provisional patent for novel small molecule APJ agonists. We intend to file the first Investigational New Drug application (IND) for an APJ program by 2026 year end.

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

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any future product candidates. Our net losses were $80.6 million and $71.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $333.4 million. We expect to continue to incur net operating losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

•
hire additional clinical, scientific and management personnel, as well as administrative staff to support the growth of our business; and
•
add operational, financial and management information systems and personnel.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, which could include licenses, collaborations, or other strategic partnerships. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. If we raise additional funds through licenses, collaborations, or other strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. There is no assurance that we will ever be profitable or generate positive cash flow from operating activities. Our ability to raise additional funds may also be adversely impacted by potential worsening global macroeconomic, industry and market conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which we operate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the U.S. federal debt ceiling and budget and any future government shutdowns related thereto, labor shortages, supply chain disruptions, potential recession, inflation and changing interest rates, significant trade or regulatory developments, including tariffs or shifting priorities within the U.S. Food and Drug Administration, and political instability and military hostilities in multiple geographies, such as the conflicts in Ukraine, the Middle East, and tensions between China and Taiwan.

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

As of December 31, 2025, we had $285.1 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of the filing date of this Annual Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled "Liquidity and Capital Resources" included elsewhere in this Annual Report.

Collaboration Agreement with Novartis Pharma AG

On December 16, 2024, we entered into a collaboration agreement with Novartis to identify and validate novel therapeutic drug targets by investigating the biological mechanisms that drive diseases related to aging and mediate the beneficial effects of physical exercise (the "Novartis Agreement").

Under the terms of the Novartis Agreement, we are obligated to perform additional analyses on our longitudinal human aging cohort datasets, to expand data included in our discovery platform, and perform other activities to enable the identification and validation of novel therapeutic drug targets.

In consideration for the rights granted under the Novartis Agreement, we have received and may receive upfront payments and research funding of up to $20.0 million, and up to $530.0 million in future long-term research, development, and commercial milestones. We and Novartis each have the right to advance novel targets discovered under the Novartis Agreement and are each eligible to receive reciprocal success milestones and receive tiered royalties on net sales of licensed products.

Collaboration revenue of $9.0 million was recognized under the Novartis Agreement in the year ended December 31, 2025. No collaboration revenue was recognized under the Novartis Agreement in the year ended December 31, 2024. During the year ended December 31, 2025, we recorded $6.7 million in revenue that was included in deferred revenue as of December 31, 2024 and $2.2 million in revenue related to research funding for reimbursable costs incurred during the year ended December 31, 2025. Deferred revenue related to the Novartis Agreement amounted to $5.8 million and $12.5 million as of December 31, 2025, and December 31, 2024, respectively, of which $5.8 million and $7.8 million, respectively, was included in current liabilities within the consolidated balance sheets.

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

We have recognized, and expect to recognize, collaboration revenue in the future from the Novartis Agreement, which may include amounts related to upfront payments, milestone payments, and research and development funding.

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

The successful development of BGE-102 or any other product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of BGE-102, our APJ programs or any future product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of BGE-102 or any future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $204.1 million and $15.9 million, respectively, which expire at various dates beginning in 2035. These attributes may be subject to Section 382 limitation and we have not performed a formal assessment. As of December 31, 2025 and December 31, 2024, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Collaboration revenue	$8,995	$—	$8,995	100%
Operating expenses:
Research and development	$73,966	$59,036	$14,930	25%
General and administrative	27,809	19,158	8,651	45%
Total operating expenses	101,775	78,194	23,581	30%
Loss from operations	$(92,780)	$(78,194)	$(14,586)	19%
Other income (expense), net:
Interest expense	(697)	(2,367)	1,670	(71)%
Interest and other income (expense), net	13,086	9,629	3,457	36%
Gain (loss) from changes in fair value of warrants	(214)	73	(287)	(393)%
Loss on extinguishment of debt	—	(250)	250	(100)%
Total other income (expense), net	12,175	7,085	5,090	72%
Net loss	$(80,605)	$(71,109)	$(9,496)	13%

Collaboration Revenue

Collaboration Revenue for the year ended December 31, 2025 was $9.0 million, compared to no collaboration revenue for the year ended December 31, 2024. The $9.0 million increase in collaboration revenue was the result of revenue recognized under the Novartis Agreement, as work commenced in 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Direct costs:
azelaprag	$2,826	$29,265	$(26,439)	(90)%
BGE-102	17,131	$2,724	14,407	529%
Other programs	29,492	5,143	24,349	473%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	17,398	16,204	1,194	7%
Allocated facility and other expenses	7,119	5,700	1,419	25%
Total research and development expenses	$73,966	$59,036	$14,930	25%

Research and development expenses increased by $14.9 million from $59.0 million for the year ended December 31, 2024 to approximately $73.9 million for the year ended December 31, 2025. The increase in research and development expenses was primarily attributable to a $24.3 million increase in direct costs related to other programs, which was primarily related to work performed under the Novartis Agreement as well as licensing, discovery, and development activities related to our novel apelin receptor APJ agonist programs during the year ended December 31, 2025. Additionally, direct costs related to our BGE-102 program increased $14.4 million associated with IND-enabling activities, drug-product manufacturing and our ongoing Phase 1 SAD / MAD clinical trial.

Further contributing to the increase in research and development expenses was a $1.2 million increase in personnel-related expenses, driven by stock-based compensation grants to employees, and a $1.4 million increase in allocated facility and other expenses primarily related to facility expenses for our Emeryville Lease (defined below) and an increase in non-program specific consulting fees. These higher costs were partially offset by a $26.4 million reduction in azelaprag direct costs as development was terminated in January 2025.

General and Administrative Expenses

General and administrative expenses increased by $8.6 million from $19.2 million for the year ended December 31, 2024 to $27.8 million for the year ended December 31, 2025. The increase was primarily driven by a $3.9 million increase in personnel-related expenses, largely due to an increase in stock-based compensation expense associated with new option grants issued to employees, executives, board members and advisors. Additionally contributing to the increase in general and administrative expenses was a $2.9 million increase in legal fees, a $1.2 million increase in franchise taxes and insurance, primarily related to our public company director and officer insurance policy, and a $0.6 million increase in information technology and equipment costs, primarily related to software expense.

Other Income (Expense), Net

Other income (expense), net increased by approximately $5.1 million from $7.1 million for the year ended December 31, 2024 to $12.2 million of other income for the year ended December 31, 2025. This increase in other income was primarily attributable to a $3.5 million increase in interest income driven by our higher cash, cash equivalents and marketable securities balance. Further contributing to the increase in other income was a $1.7 million decrease in interest expense, a $0.3 million decrease in loss on extinguishment of debt related to our convertible promissory notes that converted into Series D-1 redeemable convertible preferred stock in February 2024, partially offset by a $0.3 million increase in loss from changes in fair value on warrants.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. As of December 31, 2025, we had $285.1 million in cash, cash equivalents and marketable securities and we had an accumulated deficit of $333.4 million.

In May 2022, we entered into a loan and security agreement (the Loan Agreement) with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP pursuant to which we were able to borrow up to an aggregate of $25.0 million across two potential tranches until December 31, 2023 (the Term Loan). The Loan Agreement has a floating interest rate of the higher of the Wall Street Journal Prime rate plus 4.00% or 7.5%. The amounts borrowed under the Loan Agreement are scheduled to mature on April 1, 2026 and commencing on November 1, 2023 we are required to make monthly principal payments. In addition, we will also be required to pay a final payment fee equal to 4.4% of the total amount borrowed. As of December 31, 2025, we had $2.0 million outstanding under the Loan Agreement. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report for further discussion of the Loan Agreement.

In October 2025, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) which became effective through the operation of law in November 2025. The Shelf Registration Statement permits the offering of up to $250.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In connection with the Shelf Registration Statement, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”) relating to the applicable terms of at-the-market equity offerings (the “ATM Facility”) pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $75.0 million through Leerink, as sales agent in the ATM Facility.

During the year ended December 31, 2025, we sold an aggregate of 1,400,000 shares of our common stock through our ATM Facility pursuant to the Sales Agreement. The gross proceeds from these sales were approximately $17.6 million, before deducting sales agent commission and offering costs of approximately $0.5 million, resulting in net proceeds of approximately $17.1 million.

In January 2026, we completed an underwritten public offering of our common stock, issuing 5,897,435 shares at a public offering price of $19.50 per share for net proceeds of $107.6 million, after underwriting discounts and commissions and estimated offering costs (the “January 2026 Offering”). The January 2026 Offering included a 30-day option for the underwriters to purchase up to 884,615 additional shares.

In February 2026, we issued 884,615 shares of our common stock upon exercise of the underwriters’ option in the January 2026 Offering, resulting in net proceeds of $16.2 million, net of underwriting discounts and commissions.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(81,627)	$(51,522)
Net cash used in investing activities	(95,216)	(366)
Net cash provided by financing activities	11,469	381,199
Effects of exchange rate changes on cash and cash equivalents	(87)	81
Net increase (decrease) in cash and cash equivalents	$(165,461)	$329,392

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $81.6 million, and was primarily due to our net loss of $80.6 million and a $11.8 million change in operating assets and liabilities, primarily driven by a $6.7 million decrease in deferred revenue related to revenue recognized under the Novartis Agreement. These changes were partially offset by non-cash adjustments of $10.8 million, which was primarily driven by $11.7 million in stock-based compensation expense and partially offset by $1.6 million in accretion of net investment discounts related to marketable securities.

Net cash used in operating activities for the year ended December 31, 2024 was $51.5 million, and was primarily due to our net loss of $71.1 million, which included non-cash charges of $7.0 million related to stock-based compensation expense, $1.0 million related to non-cash interest expense, and a $0.3 million loss on extinguishment of convertible promissory notes. Also contributing to net cash used in operating activities for the year ended December 31, 2024 was a $3.3 million decrease in deferred grant income, partially offset by a $12.5 million increase in deferred revenue related to the Novartis Agreement.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $95.2 million and included cash outflows of $154.8 million related to the purchase of marketable securities as well as $0.7 million related to the purchase of property and equipment. These changes were partially offset by maturities of marketable securities of $60.3 million.

Net cash used in investing activities for the year ended December 31, 2024 was $0.4 million, resulting from $0.4 million in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $11.5 million, driven primarily by $17.1 million in net proceeds from the issuance of common stock through our ATM facility, after commissions and issuance costs, and $0.7 million of proceeds from stock option exercises. These amounts were partially offset by $6.0 million in principal payments on our Term Loan and $0.3 million of deferred offering costs paid.

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

Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of the filing date of this Annual Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Other Commitments

Lease Obligations

We lease office and lab space at our corporate headquarters in Emeryville, CA (the Emeryville Lease). The Emeryville lease is accounted for as an operating lease and expires on February 28, 2031. Non-cancellable base rent lease obligations as of December 31, 2025 were $3.9 million, of which $0.6 million is due within the next 12 months.

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

See Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2025 and 2024.

We recorded stock-based compensation expense of $11.7 million and $7.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $23.8 million of unrecognized stock-based compensation expense related to unvested stock options, to be recognized over a weighted-average period of 2.5 years. In future periods, we expect our stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain our employees.

Revenue Recognition

Our revenues are generated primarily through collaborative research, license, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to use our technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments we receive under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; clinical and development, regulatory, and sales milestone payments; and royalties on future product sales. We classify payments received under these agreements as revenues within our statements of operations.

ASC 606, Revenue from Contracts with Customers, applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, we evaluate the performance obligations promised in the contract that are based on goods and services that will be transferred to the customer and determine whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. Goods or services that meet these criteria are considered distinct performance obligations. If both these criteria are not met, the goods and services are combined into a single performance obligation. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and, if so, these options are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in our balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the other current assets line item in our balance sheets.

Milestone Payments – If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

Collaborative Arrangements – We have entered into collaboration agreements, which are within the scope of ASC 606, to discover, develop, manufacture and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (1) licenses, or options to obtain licenses, to use our technology, (2) research and development activities to be performed on behalf of the collaboration partner, and (3) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments we receive under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; clinical and development, regulatory, and sales milestone payments; and royalties on future product sales.

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, are within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, we apply the five-step model described above.

Revenue related to performance obligations satisfied over time could be materially impacted as a result of changes in the estimated research effort to satisfy performance obligations or changes in the transaction price related to variable consideration. In the year ended December 31, 2025, we did not record any cumulative catch-up adjustments on contracts.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s annual report on internal control over financial reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. For as long as we remain a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, and a non-accelerated filer as defined in the Exchange Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

10b5-1 Plans

On December 16, 2025, Shane Barton, C.P.A., the Company’s Principal Accounting Officer, adopted a Rule 10b5-1 trading plan. Mr. Barton's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential sale of up to 2,632 shares of the Company’s common stock held by Mr. Barton at a minimum price of $25.00 per share until June 14, 2027. Mr. Barton's Rule 10b5-1 trading plan also provides for the potential exercise and sale of up to 125,610 shares of the Company’s common stock subject to a stock option held by Mr. Barton at a minimum price of $25.00 per share until June 14, 2027.

The Rule 10b5-1 plan listed above each included a representation from the director or officer to the broker administering the plan that they were not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company by each director or officer in a certification provided to us in connection with the adoption of the plan under the Company’s insider trading policy. Those representations were made as of the date of adoption of each 10b5-1 plan or certification, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material nonpublic information of which the director or officer was unaware, or with respect to any material nonpublic information acquired by the director or officer or the Company after the applicable date of the representation.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required by this item will be included in our definitive proxy statement ("2026 Proxy Statement") to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

The remaining information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-25 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-42279	3.1	11/07/2024
3.2	Restated Bylaws.	10-Q	001-42279	3.2	11/07/2024
4.1	Form of Common Stock Certificate.	S-1	333-281901	4.1	09/03/2024
4.2	Amended and Restated Investors’ Rights Agreement, dated February 1, 2024, by and among the Registrant and certain of its stockholders.	S-1	333-281901	4.4	09/03/2024
4.3	Description of Capital Stock	10-K	001-42279	4.3	03/20/2025
10.1^	Form of Indemnity Agreement.	S-1/A	333-281901	10.1	09/18/2024
10.2^	2024 Equity Incentive Plan and forms of award agreements.	10-K	001-42279	10.2	03/20/2025
10.3^	2024 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-281901	10.4	09/18/2024
10.4^	Change in Control and Severance Plan.	S-1/A	333-281901	10.5	09/18/2024
10.5^	Offer Letter by and between the Registrant and Kristen Fortney, dated September 17, 2024.	S-1/A	333-281901	10.10	09/18/2024
10.6^	Offer Letter by and between the Registrant and Eric Morgen, dated September 17, 2024.	S-1/A	333-281901	10.11	09/18/2024
10.7^	Offer Letter by and between the Registrant and Paul Rubin, dated September 17, 2024.	S-1/A	333-281901	10.12	09/18/2024
10.8	Office and Laboratory Lease by and between the Company and ES East, LLC, dated August 23, 2024.	10-Q	001-42279	10.9	11/07/2024
10.9	Loan and Security Agreement, dated May 20, 2022, by and among the Registrant, Silicon Valley Bank and the lenders thereunder.	10-K	001-42279	10.10	03/20/2025
10.10	Sales Agreement, dated October 2, 2025, by and between the Company and Leerink Partners LLC.	S-3	333-290688	1.2	10/02/2025
19.1	Insider Trading Policy.	10-K	001-42279	19.1	03/20/2025
21.1	List of Subsidiaries.	10-K	001-42279	21.1	03/20/2025
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page of Annual Report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as					X

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-42279	97.1	03/20/2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

^ Indicates a management contract or compensatory plan, contract or arrangement.

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

BioAge Labs, Inc

Date: March 24, 2026	By:	/s/ Kristen Fortney
Kristen Fortney, Ph.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ Dov Goldstein
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

Name	Title	Date

/s/ Kristen Fortney	Chief Executive Officer, President and Director	March 24, 2026
Kristen Fortney, Ph.D.	(Principal Executive Officer)

/s/ Dov Goldstein	Chief Financial Officer	March 24, 2026
Dov Goldstein, M.D.	(Principal Financial Officer)

/s/ Shane Barton	Senior Vice President of Finance and Accounting	March 24, 2026
Shane Barton, C.P.A	(Principal Accounting Officer)

/s/ Eric Morgen	Chief Operating Officer and Director	March 24, 2026
Eric Morgen, M.D.

/s/ Jean-Pierre Garnier	Chair of the Board and Director	March 24, 2026
Jean-Pierre Garnier, Ph.D.

/s/ Michael Davidson	Director	March 24, 2026
Michael Davidson, M.D.

/s/ Patrick Enright	Director	March 24, 2026
Patrick Enright, M.B.A.

/s/ James Healy	Director	March 24, 2026
James Healy, M.D., Ph.D.

/s/ Rekha Hemrajani	Director	March 24, 2026
Rekha Hemrajani, M.B.A.

/s/ Vijay Pande	Director	March 24, 2026
Vijay Pande, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
BioAge Labs, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioAge Labs, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, California
March 24, 2026

BIOAGE LABS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$188,888	$354,349
Marketable securities, current	92,210	—
Accounts receivable	769	—
Prepaid expenses and other current assets	4,926	2,754
Total current assets	286,793	357,103
Investments	100	100
Marketable securities	4,032	—
Property and equipment, net	963	591
Operating lease right-of-use assets	2,785	200
Other assets	216	240
Total assets	$294,889	$358,234
Liabilities
Current Liabilities:
Accounts payable	$2,674	$1,996
Accrued expenses and other current liabilities	8,480	11,751
Current portion of term loan	2,648	6,000
Operating lease liabilities, current	582	202
Deferred revenue, current	5,754	7,826
Total current liabilities	20,138	27,775
Deferred revenue	—	4,674
Term loan	—	2,502
Warrant liability	370	156
Operating lease liabilities	2,330	—
Total liabilities	22,838	35,107
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 37,386,908 and 35,850,037 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	605,189	575,693
Accumulated other comprehensive income	278	245
Accumulated deficit	(333,416)	(252,811)
Total stockholders’ equity	272,051	323,127
Total liabilities and stockholders’ equity	$294,889	$358,234

The accompanying notes are an integral part of these consolidated financial statements.

BIOAGE LABS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share information)

	For the Year Ended
	December 31,
	2025	2024
Collaboration Revenue	$8,995	$—
Operating expenses:
Research and development	73,966	59,036
General and administrative	27,809	19,158
Total operating expenses	101,775	78,194
Loss from operations	(92,780)	(78,194)
Other income (expense), net:
Interest expense	(697)	(2,367)
Interest and other income (expense), net	13,086	9,629
Gain (loss) from changes in fair value of warrants	(214)	73
Loss on extinguishment of debt	—	(250)
Total other income (expense), net	12,175	7,085
Net loss	$(80,605)	$(71,109)
Net loss per share attributable to common stockholders, basic and diluted	(2.24)	$(6.63)
Weighted-average common shares outstanding, basic and dilutive	35,932,914	10,726,521
Comprehensive loss:
Net loss	(80,605)	(71,109)
Unrealized holding gains on available-for-sale investments	122	—
Foreign currency translation adjustment	(89)	81
Total other comprehensive income	33	81
Total comprehensive loss	$(80,572)	$(71,028)

The accompanying notes are an integral part of these consolidated financial statements.

BIOAGE LABS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share information)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2023	31,465,128	$132,722	1,673,314	$—	$8,142	$164	$(181,702)	$(173,396)
Issuance of common shares through initial public offering, net of underwriting discounts, commissions, and issuance costs	—	—	12,650,000	—	207,249	—	—	207,249
Issuance of common shares through concurrent private placement, net of placement agent fee	—	—	588,888	—	9,858	—	—	9,858
Issuance of Series D redeemable convertible preferred stock	49,713,402	169,458	—	—	—	—	—	—
Conversion of convertible promissory notes into Series D-1 redeemable convertible preferred stock	11,887,535	40,651	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(93,066,065)	(342,831)	20,854,632	—	342,831	—	—	342,831
Issuance of common stock upon exercise of options	—	—	83,203	—	634	—	—	634
Stock-based compensation expense	—	—	—	—	6,979	—	—	6,979
Foreign currency translation adjustment	—	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	—	(71,109)	(71,109)
Balance, December 31, 2024	—	$—	35,850,037	$—	$575,693	$245	$(252,811)	$323,127
Issuance of common shares under at-the-market sales agreement, net of placement agent fee and offering costs	—	—	1,400,000	—	17,091	—	—	17,091
Issuance of common stock upon exercise of options	—	—	136,871	—	714	—	—	714
Stock-based compensation expense	—	—	—	—	11,691	—	—	11,691
Unrealized gain on marketable securities	—	—	—	—	—	122	—	122
Foreign currency translation adjustment	—	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	(80,605)	(80,605)
Balance, December 31, 2025	—	$—	37,386,908	$—	$605,189	$278	$(333,416)	$272,051

The accompanying notes are an integral part of these consolidated financial statements.

BIOAGE LABS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(80,605)	$(71,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,691	6,979
Depreciation expense	213	167
Loss on extinguishment of debt	—	250
Non-cash interest expense	163	1,030
Non-cash lease expense	125	3
(Gain) loss from changes in fair value of warrants	214	(73)
Loss on disposal of property and equipment	23	55
Accretion of net investment discounts	(1,623)	—
Changes in operating assets and liabilities:
Accounts receivable	(769)	—
Prepaid expenses and other current assets	(1,713)	(2,405)
Other Assets	24	(240)
Accounts payable	788	6
Accrued expenses and other current liabilities	(3,412)	4,628
Deferred grant income	—	(3,313)
Deferred revenue	(6,746)	12,500
Net cash used in operating activities	(81,627)	(51,522)
INVESTING ACTIVITIES
Purchase of property and equipment	(719)	(366)
Purchases of marketable securities	(154,747)	—
Maturities of marketable securities	60,250	—
Net cash used in investing activities	(95,216)	(366)
FINANCING ACTIVITIES
Proceeds from Series D issuance	—	170,000
Issuance costs paid on Series D issuance	—	(542)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	211,761
Issuance costs paid on initial public offering and private placement	—	(4,512)
Proceeds from issuance of common shares through private placement, net of placement agent fees	—	9,858
Proceeds from issuance of common stock through at-the-market facility, net of commissions	17,155	—
Issuance costs paid on at-the market offering	(64)	—
Deferred offering costs paid	(336)	—
Term loan principal payments	(6,000)	(6,000)
Proceeds from issuance of common shares upon stock option exercises	714	634
Net cash provided by financing activities	11,469	381,199
Effect of changes in exchange rate on cash and cash equivalents	(87)	81
Net increase (decrease) in cash and cash equivalents	(165,461)	329,392
Cash, cash equivalents, and restricted cash at beginning of period	354,349	24,957
Cash and cash equivalents at end of period	$188,888	$354,349
Supplemental non-cash disclosure:
Unpaid purchases of property and equipment	$13	$124
Conversion of convertible promissory notes into Series D-1 redeemable convertible preferred stock	$—	$40,651
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$—	$342,831
Cash paid for interest	$611	$1,420
Unpaid deferred offering costs included in accounts payable and accrued expenses	$123	$—
Right-of-use assets obtained in exchange for lease obligation	$3,106	$282

The accompanying notes are an integral part of these consolidated financial statements.

BIOAGE LABS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Business

BioAge Labs, Inc. (the “Company”), is a clinical-stage biopharmaceutical company developing therapeutic product candidates for metabolic diseases by targeting the biology of human aging. The Company's technology platform and differentiated human datasets enable us to identify promising targets based on insights into molecular changes that drive aging.

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

On October 1, 2024, the underwriters of the Company's IPO elected to exercise in full their option to purchase 1,650,000 additional shares of the Company's common stock at the IPO price of $18.00 per share. The Company received approximately $27.6 million in net proceeds, after deducting underwriting discounts and commissions of approximately $2.1 million.

On October 2, 2025, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC, as amended on November 5, 2025, and entered into a sales agreement with Leerink Partners LLC, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $75.0 million, referred to as the “at-the-market” offering with Leerink. The Company may terminate this at-the-market program at any time, pursuant to its terms.

As of December 31, 2025, 1,400,000 shares of our common stock had been offered or sold pursuant to the “at-the-market” program with Leerink for gross proceeds of approximately $17.6 million, before deducting sales agent commission and offering costs of approximately $0.5 million, resulting in net proceeds of approximately $17.1 million.

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

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $333.4 million as of December 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $285.1 million, of which $4.0 million were long-term marketable securities.

Current cash, cash equivalents and marketable securities are sufficient to fund planned operations for at least one year after the date these consolidated financial statements are issued. Accordingly, these consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Areas that require management’s estimates include the fair values of common and redeemable convertible preferred stock (prior to the IPO), warrant liability, embedded derivative liability, stock-based compensation expense assumptions, valuation of deferred tax assets, measure of progress toward satisfaction of the performance obligation for collaboration revenue, and accruals for research and development expenses.

Foreign Currency

Results of foreign operations are translated into U.S. dollars (reporting currency) using average exchange rates in effect during the year while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss). Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), in making decisions regarding resource allocation and performance assessment. The Company has determined that its chief executive officer is the CODM. The Company operates and manages its business as one reportable and operating segment, which is the business of extending healthy human life by targeting molecular causes of aging. The Company’s CODM reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America. For further detail, see Note 13 to the consolidated financial statements.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash, and cash equivalents as of December 31, 2025 consisted of bank deposit, money market funds, commercial paper and corporate debt securities. As of December 31, 2024 cash and cash equivalents consisted of bank deposits and money market mutual funds.

Marketable securities consist of high-grade debt securities including corporate debt, commercial paper, U.S. government and U.S. government agency securities, and foreign corporate debt securities. Marketable securities with maturities within twelve months from the balance sheet date are classified as short-term marketable securities and those with maturities over twelve months from the balance sheet date are classified as long-term marketable securities. The Company classifies all marketable securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. As of and for the year ended December 31, 2025, the Company did not have any allowance for credit losses or impairments of its marketable securities. The Company did not have any marketable securities as of December 31, 2024.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable, cash, cash equivalents and marketable securities. Management monitors exposure to credit risk on an ongoing basis.

The Company invests its excess cash in investment-grade, liquid instruments in accordance with its investment policy. The Company maintains cash balances at financial institutions that may exceed federally insured limits and is exposed to credit risk in the event of a default by the financial institutions holding its cash and by issuers of its cash equivalents and marketable securities. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities to date.

As of December 31, 2025, one customer accounted for 100% of the Company’s accounts receivable. For the year ended December 31, 2025, the same customer accounted for 100% of the Company’s revenue.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2025 or 2024.

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

Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 20,854,632 shares of common stock. As of December 31, 2025, the Company had no redeemable convertible preferred stock outstanding.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured at the balance sheet date using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination. If it is not more-likely-than-not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. No interest or penalties were incurred by the Company related to uncertain tax positions in the years ended December 31, 2025 or 2024.

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

Recently Adopted and Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the ASU, entities must annually (i) disclose specific categories in the rate reconciliation, (ii) provide additional information for reconciling items that meet a quantitative threshold, and (iii) disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The Company adopted ASU 2023-09 effective December 31, 2025. Refer to Note 10, Income Taxes, included in these notes to the consolidated financial statements for further details.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$182,234	$—	$—	$182,234
Commercial paper	—	5,736	—	5,736
Corporate debt securities	—	642	—	642
Cash equivalents	$182,234	$6,378	$—	$188,612

U.S. government bonds	$41,093	$—	$—	$41,093
Commercial paper	—	5,053	—	5,053
U.S. government agency bonds	—	11,613	—	11,613
Corporate debt securities	—	32,941	—	32,941
Foreign corporate debt securities	—	1,510	—	1,510
Short-term marketable securities	$41,093	$51,117	$—	$92,210

U.S. government bonds	$4,032	$—	$—	$4,032
Long-term marketable securities	$4,032	$—	$—	$4,032

Total fair value of financial assets	$227,359	$57,495	$—	$284,854

Liabilities:
Warrant liability	$—	$—	$370	$370

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents — Money market funds	$354,061	$—	$—	$354,061
Liabilities:
Warrant liability	$—	$—	$156	$156

Cash Equivalents and Marketable Securities

Cash equivalents include U.S. government obligation money market mutual funds, commercial paper and treasury bills that have a maturity of three months or less from the original acquisition date. The Company’s money market funds and treasury bills are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices. U.S. government bonds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Corporate debt securities, commercial paper and U.S. government agency bonds are classified within Level 2 of the fair value hierarchy as they take into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

The following tables summarize the Company's cash equivalents and marketable securities' amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category (in thousands):

			Unrealized
December 31, 2025	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$182,234	$—	$—	$182,234
Commercial paper	Three months or less	5,736	—	—	5,736
Corporate debt securities	Three months or less	642	—	—	642
Cash equivalents		$188,612	$—	$—	$188,612

U.S. government bonds	Less than 1 year	41,014	—	79	41,093
Commercial paper	Less than 1 year	5,051	—	2	5,053
U.S. government agency bonds	Less than 1 year	11,604	—	9	11,613
Corporate debt securities	Less than 1 year	32,933	(4)	12	32,941
Foreign corporate debt securities	Less than 1 year	1,510	—	—	1,510
Short-term marketable securities		$92,112	$(4)	$102	$92,210

U.S. government bonds	1 to 2 years	4,008	—	24	4,032
Long-term marketable securities		$4,008	$—	$24	$4,032

Total financial assets		$284,732	$(4)	$126	$284,854

			Unrealized
December 31, 2024	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$354,061	$—	$—	$354,061
Cash equivalents		$354,061	$—	$—	$354,061

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before maturity. No allowance for credit losses has been recognized as of December 31, 2025 or December 31, 2024. During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of December 31, 2025 and December 31, 2024, the Company had accrued interest receivable of $1.2 million, which was included in the prepaid expenses and other current assets financial statement line item in the consolidated balance sheets.

Warrant Liability

As of December 31, 2025, warrants representing 31,690 shares of common stock were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company's stock price, risk-free rate, and volatility.

The following table sets forth the changes in fair value of the warrant liability for the year ended December 31, 2025 (in thousands):

Fair value at December 31, 2024	$156
Changes in fair value	214
Fair value at December 31, 2025	$370

Note 4. Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Lab equipment	$1,023	$669
Computer equipment and software	72	64
Furniture and fixtures	167	53
Leasehold improvements	161	—
Construction-in-progress	22	176
Property and equipment, gross	$1,445	$962
Accumulated depreciation	(482)	(371)
Property and equipment, net	$963	$591

Depreciation expense was $0.2 million for each of the years ended December 31, 2025 and 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Research and development expenses	$3,603	$7,449
Payroll and related costs	4,352	3,885
Other	525	417
Total accrued expenses and other current liabilities	$8,480	$11,751

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

Debt issuance costs, including the fair value of the warrants, have been treated as debt discounts in the consolidated balance sheet and together with the final payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method. As of December 31, 2025 and 2024, there were unamortized issuance costs and debt discounts of less than $0.1 million, which are recorded as a direct deduction from the Term Loan in the consolidated balance sheet. Interest expense related to the Loan Agreement was $0.7 million and $1.7 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the stated rate on the Term Loan was 10.75% and 11.5%, respectively. As of December 31, 2025, the effective interest rate on the Term Loan, including the amortization of the debt discount and accretion of the final payment, was 15.5% for the Initial Term Loan and 13.9% for the Additional Term Loan. The carrying amount of the Term Loan is subject to variable interest rates, which are based on current market rates, and as such, approximate fair value.

The components of the Term Loan balance were (in thousands):

2025
Principal loan balance	$2,000
Final fee	650
Unamortized debt discount	(2)
Total Term Loan	$2,648

As of December 31, 2025, the estimated future principal payments under the Term Loan are as follows (in thousands):

Year ending December 31,	Total Principal Payments
2026	2,000
Principal amount of Term Loan	$2,000

Note 6. Capital Structure

Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 20,854,632 shares of common stock.

There are 500,000,000 shares of common stock authorized as of December 31, 2025 and December 31, 2024. In connection with the IPO, the Company's board of directors authorized 10,000,000 shares of preferred stock. As of December 31, 2025 and December 31, 2024, there were no preferred shares issued and outstanding. Common stock reserved for future issuance as of December 31, 2025, consisted of the following:

	December 31, 2025	December 31, 2024
Stock options, issued and outstanding	7,914,058	5,384,142
Stock options, authorized for future issuance	2,128,767	3,039,972
Warrants, issued and outstanding	31,690	31,690
Total common stock reserved for future issuance	10,074,515	8,455,804

Note 7. Stock-Based Compensation

Stock Option Plans

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and consultants. The Company issued stock options under the 2015 Equity Incentive Plan, as amended (the “2015 plan”) until September 2024, when the 2024 Equity Incentive Plan (“2024 Plan”) was adopted. There are no remaining shares available to be granted under the 2015 Plan. There were 4,393,583 and 3,520,475 stock options outstanding under the 2015 Plan and 2024 Plan, respectively, as of December 31, 2025.

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

As of December 31, 2025, 2,128,767 shares were available for future grants under the 2024 Plan. The Plan permits the granting of incentive stock options, non-statutory stock options, stock awards, and stock purchase rights. The terms of the agreements are determined by the board of directors. The Company’s stock options have a maximum term of 10 years and vest based on the terms in the agreements, generally over 4 years.

The following table summarizes the stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance- December 31, 2024	5,384,142	$9.61	7.8	$1,022
Change in authorized shares	—
Granted	2,964,646	4.38
Exercised	(136,871)	5.22
Forfeited/expired	(297,859)	9.24
Balance- December 31, 2025	7,914,058	$7.74	7.9	$46,246
Vested and Exercisable- December 31, 2025	3,717,317	$8.45	7.1	$18,914

The intrinsic value of the stock options that were exercised during the year ended December 31, 2025 and 2024 were $0.8 million and $1.0 million, respectively.

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2025 and 2024 was $3.67 and $8.81, respectively, and were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Weighted-average risk-free interest rate	4.4%	4.4%
Expected term of stock options (in years)	6.0 years	6.0 years
Weighted-average expected stock price volatility	108.1%	110.1%
Estimated dividend yield	—	—

Stock-based compensation expense recorded as research and development and general and administrative expenses in the statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$3,188	$1,939
General and administrative	8,503	5,040
Total stock-based compensation expense	$11,691	$6,979

As of December 31, 2025, there was $23.8 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

In September 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the "2024 ESPP"). The 2024 ESPP enables eligible employees to purchase shares of the Company's common stock with accumulated payroll deductions. The Company has initially reserved 330,000 shares of its common stock for sale under the 2024 ESPP. The aggregate number of shares issued over the term of the 2024 ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 3,300,000 shares of the Company's common stock. As of December 31, 2025, there were a total of 688,500 shares available for future purchase under the 2024 ESPP.

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

Legal Proceedings

On January 7, 2025, a putative securities class action complaint was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California (the "Court"). The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, based on allegations that defendants misrepresented and/or omitted certain information in the Company’s Registration Statement concerning azelaprag. An amended complaint was filed on June 2, 2025. On October 30, 2025, the Court entered an order granting defendants’ motion to dismiss without prejudice. On November 20, 2025, a further amended complaint was filed. On March 2, 2026, the Court entered an order granting defendants’ further motion to dismiss with prejudice. Plaintiff must file any notice of appeal within 30 days after entry of judgment.

From time to time, in the ordinary course of business, the Company is subject to legal proceedings. The Company accrues a liability for such matters when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Legal fees and other costs associated with such proceedings are expensed as incurred.

Leases

In August 2017, the Company entered into an agreement to lease office and lab space in Richmond California, which the Company used for its corporate offices and research facility (the “Richmond Lease”). The Richmond lease expired in August 2025. The Company recognized rent expense on a straight-line basis over the lease term. The Richmond lease did not provide a bargain purchase option nor did it transfer ownership at any point during the lease to the Company and was classified as an operating lease.

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

As of December 31, 2025, the Emeryville Lease remaining lease term was 5.2 years and the discount rate used to determine the operating lease liability was 11.6%.

Operating lease expense was $0.8 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.8 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, and was included in net cash used in operating activities in the Company’s consolidated statement of cash flows. Variable lease payments related to operating leases for the years ended December 31, 2025 and 2024 were not material.

As of December 31, 2025, maturities of lease liabilities were as follows:

2026	$617
2027	763
2028	786
2029	810
2030	834
Thereafter	140
Total operating lease payments	3,950
Less: imputed interest	(1,038)
Total operating lease liabilities	2,912
Less: current portion	(582)
Operating lease liability, net of current portion	$2,330

Note 9. Collaboration Agreements

Novartis Pharma AG Collaboration Agreement

On December 16, 2024, the Company entered into a collaboration agreement with Novartis Pharma AG ("Novartis") to identify and validate novel therapeutic drug targets by investigating the biological mechanisms that drive diseases related to aging and mediate the beneficial effects of physical exercise (the "Novartis Agreement").

Under the terms of the Novartis Agreement, the Company is obligated to perform additional analyses on the Company's longitudinal human aging cohort datasets, to expand data included in the Company's discovery platform, and perform other activities to enable the identification and validation of novel therapeutic drug targets. The Company has determined these activities represent a single performance obligation.

In consideration for the rights granted under the Novartis Agreement, the Company has received and may receive upfront payments and research funding of up to $20.0 million, and up to $530.0 million in future long-term research, development, and commercial milestones. The Company and Novartis each have the right to advance novel targets discovered under the Novartis Agreement and are each eligible to receive reciprocal success milestones and receive tiered royalties on net sales of licensed products.

Collaboration revenue of $9.0 million was recognized under the Novartis Agreement in the year ended December 31, 2025. No collaboration revenue was recognized under the Novartis Agreement in the year ended December 31, 2024. During the year ended December 31, 2025, the Company recorded $6.7 million in revenue that was included in deferred revenue as of December 31, 2024 and $2.2 million in revenue related to research funding for reimbursable costs incurred during the year ended December 31, 2025. Deferred revenue related to the Novartis Agreement amounted to $5.8 million and $12.5 million as of December 31, 2025, and December 31, 2024, respectively, of which $5.8 million and $7.8 million, respectively, was included in current liabilities within the consolidated balance sheets.

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

Note 10. Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2025 or 2024. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2025, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

The following were components of loss before income taxes:

	December 31,
	2025	2024
Pre-tax book loss
Domestic	$(80,585)	$(71,094)
Foreign	(20)	(15)
Total pre-tax book loss	$(80,605)	$(71,109)

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements as of December 31, 2025 and 2024 after the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

	For the Year Ended December 31,
	2025		2024
	Amount	% of Pretax Losses	Amount	% of Pretax Losses
US federal statutory tax rate	(16,927)	21.0%	(14,940)	21.0%
State and local income taxes, net of federal income tax effect	(118)	0.1%	(326)	0.5%
Foreign tax effects
Australia
Statutory tax rate difference between Australia and United States	(2)	0.0%	(1)	0.0%
Change in valuation allowance	89	(0.1)%	4	0.0%
Other	(83)	0.1%	—	0.0%
Tax Credits
R&D Credits	(2,408)	3.0%	(2,322)	3.3%
Change in valuation allowance	18,364	(22.8)%	16,080	(22.6)%
Nontaxable or nondeductible items
Other	487	(0.6)%	599	(0.8)%
Change in unrecognized tax benefit	572	(0.7)%	906	(1.3)%
Other adjustments	26	(0.0)%	—	—
Effective tax rate	—	0.0%	—	0.0%

Deferred tax asset and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the years in which differences are expected to reverse.

Significant components of the Company’s deferred taxes as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	43,966	22,830
General business credit	10,375	8,063
Amortization of temporary difference	3,903	2,461
Stock-based compensation	3,797	1,863
Capitalized research and development expenses	10,746	19,914
Lease liability	616	43
Deferred revenue	1,216	—
Other	1,081	947
Gross deferred tax assets	75,700	56,121
Less: Valuation allowance	(75,060)	(56,061)
Total deferred tax assets	640	60
Deferred tax liabilities
Fixed assets	(25)	(18)
Right-of-use-asset	(589)	(42)
Mark to market investments	(26)	—
Net deferred tax assets	—	—

The Company has U.S. federal and state net operating loss carryforwards (“NOL”) of $204.1 million and $15.9 million, respectively, at December 31, 2025. Net operating loss carryforwards of $3.8 million and $13.5 million begin to expire in 2035 for federal and state income tax purposes respectively. Net operating loss carryforwards of $200.3 million and $2.4 million for federal and state income tax purposes respectively do not expire. The Company also has $0.4 million in foreign net operating loss carry forwards that do not expire. The Company has $9.0 million and $5.9 million in federal and state research and development credits, respectively, that begin to expire in 2038 for federal income tax purposes and that do not expire for state income tax purposes, respectively.

The Company recorded a 100% valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024 because realization is not more likely than not based on available positive and negative evidence. The change in valuation allowance was $19.0 million and $17.0 million as of December 31, 2025 and 2024, respectively.

The Company incorporated a subsidiary in Australia in 2020. However, the company has minimal activity and as such, has no undistributed earnings.

The Company’s net operating losses and other tax attributes may be subject to limitation under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), if the Company has undergone an ownership change. An ownership change is generally defined as a greater than 50 percentage point change (by value) in equity ownership by certain stockholders or groups of stockholders over a three-year period. It is possible that the Company has undergone one or more ownership changes in the past or may undergo one in the future. An ownership change limits the Company’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income. Similar provisions of state tax law may also apply to limit the use of state net operating losses and attributes.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA), which includes several changes to U.S. federal income tax law, including temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. Significant provisions for corporate taxpayers include permanent 100% bonus depreciation for qualified property, immediate expensing of domestic R&D expenditures, and changes to the limitation on business interest expense deductions under Section 163(j). During 2025, the Company expensed domestic Section 174 R&E costs as incurred. The OBBBA also allows the Company to fully expense previously capitalized costs. The Company has immediately expensed $60.5 million of domestic Section 174 costs resulting in a reclassification of $12.7 million net DTA from the capitalized R&D expenses DTA to the net operating loss DTA. The overall impact of the change to Section 174 does not materially impact the financial statements and has no impact on the net deferred tax assets and valuation allowance.

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

Balance as of December 31, 2023	2,483
Increases related to 2024	907
Balance as of December 31, 2024	3,390
Decrease related to prior periods	(148)
Increases related to 2025	1,032
Balance as of December 31, 2025	4,274

As of December 31, 2025 and 2024, the Company had gross unrecognized tax benefits of $4.3 million and $3.4 million, respectively. None of the unrecognized benefit at December 31, 2025 would impact the effective tax rate if recognized.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. No amounts were accrued for the payment of interest and penalties as December 31, 2025 or 2024.

All years of the Company are open to examination by federal, state and foreign tax authorities. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of December 31, 2025.

The amount of cash income taxes paid by the Company during the years ended December 31, 2025 and 2024 was $0.

Note 11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands except for share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(80,605)	$(71,109)
Denominator:
Weighted-average shares of common stock outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	35,932,914	10,726,521
Net loss per share attributable to common stockholders, basic and diluted:	$(2.24)	$(6.63)

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

	December 31, 2025	December 31, 2024
Stock options, issued and outstanding	7,914,058	5,384,142
Warrants to purchase common stock	31,690	31,690
Total	7,945,748	5,415,832

Note 12. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of employee contributions into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees were $0.6 million and $0.5 million in the years ended December 31, 2025 and 2024, respectively.

Note 13. Segment Reporting

The Company has one reportable segment, which is the business of extending healthy human life by targeting molecular causes of aging.

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

The table below is a summary of the segment net loss, including significant segment expenses:

	Year Ended December 31,
	2025	2024
Collaboration revenue	$8,995	$—
Segment expenses:
Direct program costs	49,449	37,132
Indirect research and development expenses	24,517	21,904
General and administrative	27,809	19,158
Total operating and segment expenses	$101,775	$78,194
Loss from operations	$(92,780)	$(78,194)
Interest and other income (expense), net	12,175	7,085
Segment and consolidated net loss	$(80,605)	$(71,109)

Note 14. Subsequent Events

In January 2026, the Company completed an underwritten public offering of its common stock, issuing 5,897,435 shares at a public offering price of $19.50 per share for net proceeds of $107.6 million, after underwriting discounts and commissions and estimated offering costs (the "January 2026 Offering"). The January 2026 Offering included a 30-day option for the underwriters to purchase up to 884,615 additional shares.

In February 2026, the Company issued 884,615 shares of its common stock upon exercise of the underwriters’ option in the January 2026 Offering, resulting in net proceeds of $16.2 million, net of underwriting discounts and commissions.