Form 10-Q
period 2026-03-31
BioAge Labs, Inc.
filed 2026-05-08
CIK 1709941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 44,452,734 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, including BGE-102 and our APJ programs, the potential for BGE-102 as a treatment for obesity and cardiovascular risk factors and the expected timeline for data readouts from our ongoing Phase 1 clinical trial, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, the timing of IND filings for our APJ programs, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents, and marketable securities, general economic, industry and market conditions, including fluctuating interest rates and inflation, cybersecurity incidents, significant political, trade or regulatory developments, including tariffs, any future federal government shutdowns, or shifting priorities within the U.S. Food and Drug Administration, and political instability and military hostilities in multiple geographies, such as the conflicts in Ukraine, Venezuela, Iran, tensions between China and Taiwan and the possibility of a wider Middle Eastern, European or global conflict, on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	March 31,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$241,777	$188,888
Marketable securities, current	141,417	92,210
Accounts receivable	709	769
Prepaid expenses and other current assets	7,957	4,926
Total current assets	391,860	286,793
Investments	100	100
Marketable securities	1,680	4,032
Property and equipment, net	1,115	963
Operating lease right-of-use assets	2,684	2,785
Other assets	215	216
Total assets	$397,654	$294,889
Liabilities
Current Liabilities:
Accounts payable	$3,066	$2,674
Accrued expenses and other current liabilities	4,765	8,480
Current portion of term loan	1,159	2,648
Operating lease liabilities, current	646	582
Deferred revenue	6,191	5,754
Total current liabilities	15,827	20,138
Warrant liability	477	370
Operating lease liabilities	2,229	2,330
Total liabilities	18,533	22,838
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 44,386,785 and 37,386,908 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	734,717	605,189
Accumulated other comprehensive income	73	278
Accumulated deficit	(355,669)	(333,416)
Total stockholders’ equity	379,121	272,051
Total liabilities and stockholders’ equity	$397,654	$294,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share information)

	Three Months Ended
	March 31,
	2026	2025
Collaboration revenue	$2,772	$1,451
Operating expenses:
Research and development	$20,410	$11,109
General and administrative	7,737	6,788
Total operating expenses	28,147	17,897
Loss from operations	(25,375)	(16,446)
Other income (expense)
Interest expense	(39)	(255)
Interest and other income (expense), net	3,268	3,714
Gain (loss) from changes in fair value of warrants	(107)	59
Total other income (expense), net	3,122	3,518
Net loss	$(22,253)	$(12,928)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.36)
Weighted-average common shares outstanding, basic and diluted	42,480,488	35,850,037
Comprehensive loss:
Net loss	(22,253)	(12,928)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments	(178)	29
Foreign currency translation adjustment	(27)	(10)
Total other comprehensive income (loss):	(205)	19
Total comprehensive loss	$(22,458)	$(12,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share information)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2025	37,386,908	—	$605,189	$278	$(333,416)	$272,051
Underwritten stock offering, net of underwriting discounts and commissions, and offering expenses	6,782,050	—	123,557	—	—	123,557
Stock option exercises	217,827	—	1,715	—	—	1,715
Stock-based compensation expense	—	—	4,256	—	—	4,256
Unrealized loss on marketable securities	—	—	—	(178)	—	(178)
Foreign currency translation adjustment	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(22,253)	(22,253)
Balance, March 31, 2026	44,386,785	$—	$734,717	$73	$(355,669)	$379,121

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	35,850,037	$—	$575,693	$245	$(252,811)	$323,127
Stock-based compensation expense	—	—	2,949	—	—	2,949
Unrealized gain on marketable securities	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(12,928)	(12,928)
Balance, March 31, 2025	35,850,037	$—	$578,642	$264	$(265,739)	$313,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(22,253)	$(12,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,256	2,949
Depreciation expense	63	37
Non-cash interest expense	16	117
Non-cash lease expense	65	53
(Gain) loss from changes in fair value on warrants	107	(59)
Accretion of net investment discounts	(306)	—
Changes in operating assets and liabilities:
Accounts receivable	60	(361)
Prepaid expenses and other current assets	(2,975)	(1,180)
Other assets	1	1
Accounts payable	326	2,047
Accrued expenses and other current liabilities	(3,843)	(6,949)
Deferred revenue	437	(1,090)
Net cash used in operating activities	(24,046)	(17,363)
INVESTING ACTIVITIES
Purchase of property and equipment	(26)	(426)
Purchases of marketable securities	(80,214)	(77,562)
Maturities of marketable securities	33,487	—
Net cash used in investing activities	(46,753)	(77,988)
FINANCING ACTIVITIES
Proceeds from underwritten offering of common stock, net of underwriting discounts and commissions	124,315	—
Underwritten offering issuance costs paid	(716)	—
Deferred offering costs paid	(91)	—
Term loan principal payments	(1,500)	(1,500)
Proceeds from issuance of common shares upon stock option exercises	1,707	—
Net cash provided by (used in) financing activities	123,715	(1,500)
Effect of changes in exchange rate on cash and cash equivalents	(27)	(12)
Net increase (decrease) in cash and cash equivalents	52,889	(96,863)
Cash and cash equivalents at beginning of period	188,888	354,349
Cash and cash equivalents at end of period	$241,777	$257,486
Supplemental non-cash disclosure:
Deferred offering costs included in accounts payable and accrued expenses	$80	$—
Unpaid underwritten offering issuance costs included in accounts payable and accrued expenses	$42	$—
Purchases of property and equipment in accounts payable and accrued expenses	$202	$73
Cash paid for interest	$41	$217
Right-of-use assets obtained in exchange for lease obligation	$—	$3,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Business

BioAge Labs, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing therapeutic product candidates for cardiometabolic diseases by targeting the biology of human aging. The Company's technology platform and differentiated human datasets enable us to identify promising targets based on insights into molecular changes that drive aging.

The Company was incorporated in 2015 in the State of Delaware and is headquartered in Emeryville, California.

On October 2, 2025, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC, as amended on November 5, 2025, and entered into a sales agreement with Leerink Partners LLC, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $75.0 million, referred to as the “at-the-market” program. The Company may terminate this at-the-market program at any time, pursuant to its terms.

As of March 31, 2026, 1,400,000 shares of the Company's common stock had been offered or sold pursuant to the “at-the-market” program for gross proceeds of approximately $17.6 million, before deducting sales agent commission and offering costs of approximately $0.5 million, resulting in net proceeds of approximately $17.1 million.

In January 2026, the Company completed an underwritten public offering of its common stock, issuing 5,897,435 shares at a public offering price of $19.50 per share for net proceeds of $107.4 million, after underwriting discounts and commissions and offering costs (the "January 2026 Public Offering"). The January 2026 Public Offering included a 30-day option for the underwriters to purchase up to 884,615 additional shares.

In February 2026, the Company issued 884,615 shares of its common stock upon exercise of the underwriters’ option in the January 2026 Public Offering, resulting in net proceeds of $16.2 million, net of underwriting discounts and commissions.

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

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $355.7 million as of March 31, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. As of March 31, 2026, the Company had cash, cash equivalents, and marketable securities of $384.9 million, of which $1.7 million were long-term marketable securities.

Current cash, cash equivalents, and marketable securities are sufficient to fund planned operations at least one year after the date these unaudited condensed consolidated financial statements are issued. Accordingly, these unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

The unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2025 Annual Report on Form 10-K. The balance sheet as of December 31, 2025 was derived from audited consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements. The interim results are not necessarily indicative of results to be expected for the full year.

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

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. Areas that require management’s estimates include warrant liability, stock-based compensation expense assumptions, recording revenue for performance obligations recognized over time, valuation of deferred tax assets, and estimating services expended by third-party service providers used to recognize research and development expense.

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents.

Marketable securities consist of high-grade debt securities. Marketable securities with maturities within twelve months from the balance sheet date are classified as short-term marketable securities and those with maturities over twelve months from the balance sheet date are classified as long-term marketable securities. The Company classifies all marketable securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. As of and for the three months ended March 31, 2026 and 2025, the Company did not have any allowance for credit losses or impairments of its marketable securities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable, cash, cash equivalents, and marketable securities. Management monitors exposure to credit risk on an ongoing basis.

The Company invests its excess cash in investment-grade, liquid instruments in accordance with its investment policy. The Company maintains cash balances at financial institutions that may exceed federally insured limits and is exposed to credit risk in the event of a default by the financial institutions holding its cash and by issuers of its cash equivalents and marketable securities. The Company has not experienced any losses on its deposits of cash, cash equivalents, or marketable securities to date.

As of March 31, 2026 and December 31, 2025, one customer accounted for 100% of the Company’s accounts receivable. For the three months ended March 31, 2026 and 2025, the same customer accounted for 100% of the Company’s revenue.

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

Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is set forth in Note 2. Basis of Presentation and Significant Accounting Policies, to the Notes to Condensed Financial Statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and the option for retrospective application. This ASU will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted, and will have no impact on our financial condition and results of operations.

Note 2. Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$220,998	$—	$—	$220,998
Treasury bill	2,487	—	—	2,487
U.S. government agency bonds	—	18,002	—	18,002
Cash equivalents	$223,485	$18,002	$—	$241,487

Treasury bill	$2,977	$—	$—	$2,977
U.S. government bonds	73,058	—	—	73,058
U.S. government agency bonds	—	37,253	—	37,253
Commercial paper	—	2,588	—	2,588
Corporate debt securities	—	24,036	—	24,036
Foreign corporate debt securities	—	1,505	—	1,505
Short-term marketable securities	$76,035	$65,382	$—	$141,417

U.S. government bonds	$1,008	$—	$—	$1,008
U.S. government agency bonds	—	672	—	672
Long-term marketable securities	$1,008	$672	$—	$1,680

Total fair value of financial assets	$300,528	$84,056	$—	$384,584

Liabilities:
Warrant liability	$—	$—	$477	$477

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$182,234	$—	$—	$182,234
Commercial paper	—	5,736	—	5,736
Corporate debt securities	—	642	—	642
Cash equivalents	$182,234	$6,378	$—	$188,612

U.S. government bonds	$41,093	$—	$—	$41,093
Commercial paper	—	5,053	—	5,053
U.S. government agency bonds	—	11,613	—	11,613
Corporate debt securities	—	32,941	—	32,941
Foreign corporate debt securities	—	1,510	—	1,510
Short-term marketable securities	$41,093	$51,117	$—	$92,210

U.S. government bonds	$4,032	$—	$—	$4,032
Long-term marketable securities	$4,032	$—	$—	$4,032

Total fair value of financial assets	$227,359	$57,495	$—	$284,854

Liabilities:
Warrant liability	$—	$—	$370	$370

Cash Equivalents and Marketable Securities

Cash equivalents include debt securities that have a maturity of three months or less from the original acquisition date. The Company’s money market funds and treasury bills are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices. Treasury bills and U.S. government bonds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Corporate debt securities, commercial paper and U.S. government agency bonds are classified within Level 2 of the fair value hierarchy as they take into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

The following tables summarize the Company's cash equivalents and marketable securities' amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category (in thousands):

			Unrealized
March 31, 2026	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$220,998	$—	$—	$220,998
Treasury bill	Three months or less	2,487	—	—	2,487
U.S. government agency bonds	Three months or less	18,020	(18)	—	18,002
Cash equivalents		$241,505	$(18)	$—	$241,487

Treasury bill	Less than 1 year	$2,977	$—	$—	$2,977
U.S. government bonds	Less than 1 year	73,066	(36)	28	73,058
U.S. government agency bonds	Less than 1 year	37,276	(25)	2	37,253
Commercial paper	Less than 1 year	2,590	(2)	—	2,588
Corporate debt securities	Less than 1 year	24,057	(21)	—	24,036
Foreign corporate debt securities	Less than 1 year	1,507	(2)	—	1,505
Short-term marketable securities		$141,473	$(86)	$30	$141,417

U.S. government bonds	1 to 2 years	$1,005	$—	$3	$1,008
U.S. government agency bonds	1 to 2 years	675	(3)	—	672
Long-term marketable securities		$1,680	$(3)	$3	$1,680

Total financial assets		$384,658	$(107)	$33	$384,584

			Unrealized
December 31, 2025	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$182,234	$—	$—	$182,234
Commercial paper	Three months or less	5,736	—	—	5,736
Corporate debt securities	Three months or less	642	—	—	642
Cash equivalents		$188,612	$—	$—	$188,612

U.S. government bonds	Less than 1 year	$41,014	$—	$79	$41,093
Commercial paper	Less than 1 year	5,051	—	2	5,053
U.S. government agency bonds	Less than 1 year	11,604	—	9	11,613
Corporate debt securities	Less than 1 year	32,933	(4)	12	32,941
Foreign corporate debt securities	Less than 1 year	1,510	—	—	1,510
Short-term marketable securities		$92,112	$(4)	$102	$92,210

U.S. government bonds	1 to 2 years	4,008	—	24	4,032
Long-term marketable securities		$4,008	$—	$24	$4,032

Total financial assets		$284,732	$(4)	$126	$284,854

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before maturity. No allowance for credit losses has been recognized as of March 31, 2026 or December 31, 2025. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

As of March 31, 2026 and December 31, 2025, the Company had accrued interest receivable of $1.9 million and $1.2 million, respectively, which was included in the prepaid expenses and other current assets financial statement line item in the condensed consolidated balance sheets.

Warrant Liability

As of March 31, 2026, warrants to purchase 31,690 shares of common stock were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company's stock price, risk-free rate, and volatility.

The following table sets forth the changes in fair value of the warrant liability for the three months ended March 31, 2026 (in thousands):

Fair value at December 31, 2025	$370
Changes in fair value	107
Fair value at March 31, 2026	$477

Note 3. Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Lab equipment	$1,112	$1,023
Computer equipment and software	71	72
Furniture and fixtures	165	167
Leasehold improvements	161	161
Construction-in-progress	149	22
Property and equipment, gross	$1,658	$1,445
Accumulated depreciation	(543)	(482)
Property and equipment, net	$1,115	$963

Depreciation expense was less than $0.1 million for each of the three months ended March 31, 2026 and 2025.

Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Research and development expenses	$2,436	$3,603
Payroll and related costs	1,615	4,352
Other	714	525
Total accrued expenses and other current liabilities	$4,765	$8,480

Note 4. Debt

Term Loan

In May 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP, (collectively, the “Lenders”) pursuant to which the Company was eligible to borrow, and the Lenders are obligated to fund, up to $25.0 million in borrowing capacity across two potential tranches (the “Term Loan”).

Commencing on November 1, 2023, the Company was required to make monthly principal payments. The Company was required to pay a final payment fee equal to 4.4% of the total amount borrowed.

Debt issuance costs, including the fair value of the warrants issued in connection with the Term Loan (see Note 2, Fair Value Measurements), were treated as debt discounts in the condensed consolidated balance sheet and together with the final payment were amortized to interest expense over the life of the Term Loan using the effective interest rate method. As of March 31, 2026, there were unamortized issuance costs and debt discounts of less than $0.1 million, which are recorded as a direct deduction from the Term Loan in the condensed consolidated balance sheet. Interest expense related to the Loan Agreement was less than $0.1 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the stated rate on the Term Loan was 10.75%. As of March 31, 2026, the effective interest rate on the Term Loan, including the amortization of the debt discount and accretion of the final payment, was 15.4% for the Initial Term Loan and 13.8% for the Additional Term Loan. The carrying amount of the Term Loan was subject to variable interest rates, which were based on market rates, and as such, approximated fair value. The Term Loan matured on April 1, 2026, at which time the Company repaid all outstanding principal, accrued interest and the final payment fee in full.

The components of the Term Loan balance were (in thousands):

March 31, 2026
Principal loan balance	$500
Final fee	659
Total Term Loan	$1,159

As of March 31, 2026, the future principal payments under the Term Loan are as follows (in thousands):

Year ending December 31,	Total Principal Payments
2026 (excluding the three months ended March 31, 2026)	$500
Principal amount of Term Loan	$500

Note 5. Capital Structure

There are 500,000,000 shares of common stock authorized as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, there were 10,000,000 shares of preferred stock authorized and no preferred shares issued and outstanding. Common stock reserved for future issuance as of March 31, 2026 and December 31, 2025, consisted of the following:

	March 31, 2026	December 31, 2025
Stock options, issued and outstanding	9,291,433	7,914,058
Stock options, authorized for future issuance	2,402,910	2,128,767
Warrants, issued and outstanding	31,690	31,690
Total common stock reserved for future issuance	11,726,033	10,074,515

Note 6. Stock-Based Compensation

Stock Option Plans

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and consultants. The Company issued stock options under the 2015 Equity Incentive Plan, as amended (the “2015 Plan”) until September 2024, when the 2024 Equity Incentive Plan (the “2024 Plan”) was adopted. There are no remaining shares available to be granted under the 2015 Plan. There were 4,197,064 and 5,094,369 stock options outstanding under the 2015 Plan and 2024 Plan, respectively, as of March 31, 2026.

The 2024 Plan authorizes the award of incentive stock options ("ISOs"), which are intended to qualify for tax treatment under Section 422 of the U.S. Internal Revenue Code of 1986, as amended, and nonqualified stock options, Restricted Stock Awards, Stock Appreciation Rights, Restricted Stock Units (each as defined in the 2024 Plan), performance awards and stock bonus awards (each as defined in the 2024 Plan). The 2024 Plan initially reserved 3,650,000 shares of the Company's common stock, which includes any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2024 Plan, for issuance pursuant to awards granted under our 2024 Plan. The number of shares reserved for issuance under the 2024 Plan will increase automatically on January 1 of each of the first ten calendar years during the term of the 2024 Plan by the number of shares equal to the lesser of 5% of the aggregate number of all classes of the Company's common stock and the total number of shares of the Company's common stock subject to any pre-funded warrants, in each case, as issued and outstanding as of the immediately preceding December 31, or a number as may be determined by the Company's board of directors. Pursuant to the 2024 Plan, ISOs may be granted only to employees of the Company. The Company may grant all other types of awards to its employees, directors and consultants.

As of March 31, 2026, 2,402,910 shares were available for future grants under the 2024 Plan. The 2024 Plan permits the granting of incentive stock options, non-statutory stock options, stock awards, and stock purchase rights. The terms of the agreements are determined by the board of directors. The Company’s stock options have a maximum term of 10 years and vest based on the terms in the agreements, generally over 4 years.

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance-December 31, 2025	7,914,058	$7.74	7.9	$46,246
Granted	1,597,290	19.64
Exercised	(217,827)	7.87
Forfeited/expired	(2,088)	6.17
Balance-March 31, 2026	9,291,433	$9.78	8.1	$75,326
Vested and Exercisable-March 31, 2026	4,003,281	$8.57	6.9	$36,011

The intrinsic value of the stock options that were exercised during the three months ended March 31, 2026 was $2.4 million. There were no stock options exercised during the three months ended March 31, 2025.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $15.94 and $3.66, respectively, and were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2026	2025
Weighted-average risk-free interest rate	3.9%	4.4%
Expected term of stock options (in years)	6.0 years	6.0 years
Weighted-average expected stock price volatility	101.8%	107.7%
Estimated dividend yield	—	—

Stock-based compensation expense recorded as research and development and general and administrative expenses in the statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,474	$788
General and administrative	2,782	2,161
Total stock-based compensation expense	$4,256	$2,949

As of March 31, 2026, there was $45.0 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

In September 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the "2024 ESPP"). The 2024 ESPP enables eligible employees to purchase shares of the Company's common stock with accumulated payroll deductions. The Company has initially reserved 330,000 shares of its common stock for sale under the 2024 ESPP. The aggregate number of shares issued over the term of the 2024 ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 3,300,000 shares of the Company's common stock. As of March 31, 2026, there were a total of 1,062,369 shares available for future purchase under the 2024 ESPP.

Note 7. Commitments and Contingencies

Indemnification

The Company entered into indemnification agreements with directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the unaudited condensed consolidated financial statements. The Company also maintains director and officer insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any costs and has not accrued any liabilities in the unaudited condensed consolidated financial statements as a result of these provisions.

Legal Proceedings

On January 7, 2025, a putative securities class action complaint was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California (the "Court"). The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, based on allegations that defendants misrepresented and/or omitted certain information in the Company’s Registration Statement concerning azelaprag. An amended complaint was filed on June 2, 2025. On October 30, 2025, the Court entered an order granting defendants’ motion to dismiss without prejudice. On November 20, 2025, a further amended complaint was filed. On March 2, 2026, the Court entered an order granting defendants’ further motion to dismiss with prejudice. On March 27, 2026, the plaintiff filed a notice of appeal of the Court’s order granting defendants’ motion to dismiss. The United States Court of Appeals for the Ninth Circuit has set the deadline for the plaintiff’s opening brief for June 22, 2026.

From time to time, in the ordinary course of business, the Company is subject to legal proceedings. The Company accrues a liability for such matters when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Legal fees and other costs associated with such proceedings are expensed as incurred.

Leases

In August 2017, the Company entered into an agreement to lease office and lab space in Richmond, California, which the Company used for its corporate offices and research facility (the “Richmond Lease”). The Richmond Lease expired in August 2025. The Company recognized rent expense on a straight-line basis over the lease term.

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

As of March 31, 2026, the Emeryville Lease remaining lease term was 4.9 years and the discount rate used to determine the operating lease liability was 11.6%.

Operating lease expense was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million for each of the three months ended March 31, 2026 and 2025 and was included in net cash used in operating activities in the Company’s condensed consolidated statement of cash flows. Variable lease payments related to operating leases for the three months ended March 31, 2026 and 2025 were not material.

As of March 31, 2026, maturities of lease liabilities were as follows:

2026 (excluding the three months ended March 31, 2026)	$497
2027	$763
2028	$786
2029	$810
2030	$834
2031	$140
Total operating lease payments	3,830
Less: imputed interest	(955)
Total operating lease liabilities	2,875
Less: current portion	(646)
Operating lease liability, net of current portion	$2,229

Note 8. Collaboration Agreements

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

Collaboration revenue of $2.8 million and $1.5 million was recognized under the Novartis Agreement in the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, the Company recorded $2.1 million in revenue that was included in deferred revenue as of December 31, 2025 and $0.7 million in revenue related to research funding for reimbursable costs incurred during the three months ended March 31, 2026. Deferred revenue related to the Novartis Agreement amounted to $6.2 million and $5.8 million as of March 31, 2026, and December 31, 2025, respectively, all of which was included in current liabilities within the condensed consolidated balance sheets.

Note 9. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2026. The Company incurred losses for the three months ended March 31, 2026 and expects to continue to incur losses through the remainder of the year ending December 31, 2026, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no federal, state or foreign income taxes are expected and none have been recorded for the three months ended March 31, 2026.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance.

As of March 31, 2026, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands except for share and per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(22,253)	$(12,928)
Denominator:
Weighted-average shares of common stock outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	42,480,488	35,850,037
Net loss per share attributable to common stockholders, basic and diluted:	$(0.52)	$(0.36)

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

	March 31, 2026	March 31, 2025
Stock options, issued and outstanding	9,291,433	7,974,756
Warrants to purchase common stock	31,690	31,690
Total	9,323,123	8,006,446

Note 11. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of employee contributions into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees were $0.2 million for each of the three months ended March 31, 2026 and 2025.

Note 12. Segment Reporting

The Company has one reportable segment, which is the business of extending healthy human life by targeting molecular causes of aging.

The Company’s CODM is its chief executive officer. When evaluating the Company's financial performance, the CODM reviews total operating expenses and expense by function to make decisions on a company-wide basis.

As a single reportable segment entity, the determined measure of profit or loss is the Company’s consolidated net income (loss). Consolidated asset information for the Company’s single reportable segment is presented in the Company’s condensed consolidated balance sheets.

The table below is a summary of the segment net loss, including significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$2,772	$1,451
Segment expenses:
Direct program costs	13,141	4,629
Indirect research and development expenses	7,269	6,480
General and administrative	7,737	6,788
Total operating and segment expenses	$(28,147)	$(17,897)
Loss from operations	(25,375)	(16,446)
Interest and other income (expense), net	3,122	3,518
Segment and consolidated net loss	$(22,253)	$(12,928)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited financial statements and the notes thereto for the year ended December 31, 2025 included in Form 10-K filed with the Securities and Exchange Commission on March 24, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing therapeutic product candidates for cardiometabolic diseases by targeting the biology of human aging. Our technology platform and differentiated human datasets enable us to identify promising targets based on insights into molecular changes that drive aging.

Our lead program, BGE-102, is a potent, structurally novel, orally available, brain-penetrant small-molecule NLRP3 inhibitor. BGE-102 has a distinct mechanism and binding site from other NLRP3 inhibitors in development with issued patents covering both composition of matter and claims for the unique binding site.

We intend to advance BGE-102 in two therapeutic areas: cardiometabolic disease and ophthalmology.

In April 2026, we reported results from the full Phase 1 Single Ascending Dose (SAD) / Multiple Ascending Dose (MAD) clinical trial of BGE-102, including a newly announced 60 mg once-daily cohort dosed for 21 days in participants with obesity and elevated inflammation, demonstrating potential best-in-class reductions in high-sensitivity C-reactive protein (hsCRP) and consistent reductions across multiple inflammatory biomarkers with a favorable tolerability profile. BGE-102 was well tolerated across all dose levels evaluated; all treatment-emergent adverse events were mild to moderate and self-limited, with no dose dependency, no serious adverse events, no discontinuations due to adverse events, and no clinically meaningful adverse changes in vital signs, ECGs, or laboratory values. In the Phase 1 SAD / MAD study, BGE-102 demonstrated rapid, profound, and sustained hsCRP reductions at both evaluated dose levels in participants with obesity and elevated baseline hsCRP. At 120 mg once daily for 14 days, BGE-102 demonstrated an 86% median reduction in hsCRP at Day 14, with 93% of participants on active treatment (13/14) achieving hsCRP levels below 2 mg/L — the threshold associated with a 25% reduction in major adverse cardiovascular events — and 71% (10/14) reaching hsCRP at or below 1 mg/L. At 60 mg once daily for 21 days, BGE-102 achieved an 86% median reduction in hsCRP at Day 21, with 87% of participants on active treatment (13/15) achieving hsCRP below 2 mg/L and 60% (9/15) reaching hsCRP at or below 1 mg/L. This level of hsCRP reduction is comparable to injectable anti-IL-6 monoclonal antibodies in clinical development for atherosclerotic cardiovascular disease (ASCVD), but achieved with once-daily oral dosing. BGE-102 also produced consistent reductions in IL-6 (up to 78% at 60 mg and 69% at 120 mg) and fibrinogen (approximately 19–23% at 60 mg and 24–30% at 120 mg), at both dose levels.

Our first therapeutic area for BGE-102 is cardiometabolic disease, with a focus on ASCVD risk reduction. Chronic systemic inflammation, as measured by hsCRP, is an independent risk factor for cardiovascular events that is not adequately addressed by current lipid-lowering and antihypertensive therapies. We plan to initiate a Phase 2 dose-ranging proof-of-concept trial evaluating BGE-102 in participants with elevated cardiovascular risk in mid-2026, with data anticipated by end of year. The trial will assess three oral once-daily dose levels with change in hsCRP as the primary endpoint. The trial is designed to support optimal dose selection for Phase 3.

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

Beyond NLRP3 inhibition, we are also developing novel apelin receptor APJ agonists for obesity, including long-acting injectable and oral small-molecule APJ agonist programs. In preclinical obesity models, APJ agonism has demonstrated the ability to more than double the weight loss induced by a glucagon-like peptide-1 receptor (GLP-1R) agonist while also restoring healthy body composition and improving muscle function. In June 2025, we announced an option agreement with JiKang Therapeutics for a novel APJ agonist antibody, as well as the filing of a U.S. provisional patent for novel small molecule APJ agonists. We intend to file the first Investigational New Drug application (IND) for an APJ program by 2026 year end.

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

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any future product candidates. Our net losses were $22.3 million and $12.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $355.7 million. We expect to continue to incur net operating losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, which could include licenses, collaborations, or other strategic partnerships. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. If we raise additional funds through licenses, collaborations, or other strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. There is no assurance that we will ever be profitable or generate positive cash flow from operating activities. Our ability to raise additional funds may also be adversely impacted by potential worsening global macroeconomic, industry and market conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which we operate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the U.S. federal debt ceiling and budget and any future government shutdowns related thereto, labor shortages, supply chain disruptions, potential recession, inflation and changing interest rates, significant trade or regulatory developments, including tariffs or shifting priorities within the U.S. Food and Drug Administration, and political instability and military hostilities in multiple geographies, such as the conflicts in Ukraine, Venezuela, Iran, tensions between China and Taiwan and the possibility of a wider Middle Eastern, European or global conflict.

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

As of March 31, 2026, we had $384.9 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the filing date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled "Liquidity and Capital Resources" included elsewhere in this Quarterly Report.

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

Collaboration revenue of $2.8 million and $1.5 million was recognized under the Novartis Agreement in the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, we recorded $2.1 million in revenue that was included in deferred revenue as of December 31, 2025 and $0.7 million in revenue related to research funding for reimbursable costs incurred during the three months ended March 31, 2026. Deferred revenue related to the Novartis Agreement amounted to $6.2 million and $5.8 million as of March 31, 2026, and December 31, 2025, respectively, all of which was included in current liabilities within the condensed consolidated balance sheets.

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

Research and Development Expense

Research and development expenses account for a significant portion of our operating expenses and consist primarily of costs incurred in connection with the discovery, preclinical development, clinical development and manufacturing of our lead product candidate, BGE-102, and other potential future product candidates, and include:

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

Other Income, Net

Interest Expense

Interest expense consists of interest incurred on our term loan.

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consist of interest income generated from interest bearing cash, cash equivalents, and marketable securities.

Gain (Loss) from Changes in Fair Value of Warrants

Gain (loss) on changes in fair value consists of assessed changes in fair value of warrants to purchase our common stock.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $204.1 million and $15.9 million, respectively, which expire at various dates beginning in 2035. These attributes may be subject to Section 382 limitation and we have not performed a formal assessment. As of March 31, 2026 and December 31, 2025, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
Collaboration revenue	$2,772	$1,451	$1,321	91%
Operating expenses:
Research and development	$20,410	$11,109	$9,301	84%
General and administrative	7,737	6,788	949	14%
Total operating expenses	28,147	17,897	10,250	57%
Loss from operations	$(25,375)	$(16,446)	$(8,929)	54%
Other income (expense), net:
Interest expense	(39)	(255)	216	(85)%
Interest and other income (expense), net	3,268	3,714	(446)	(12)%
Gain (loss) from changes in fair value on warrants	(107)	59	(166)	(281)%
Total other income (expense), net	3,122	3,518	(396)	(11)%
Net loss	$(22,253)	$(12,928)	$(9,325)	72%

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2026 was $2.8 million, compared to $1.5 million for the three months ended March 31, 2025. The $1.3 million increase was due to increased full-time equivalent employee (FTE) effort under the Novartis Agreement, resulting in higher revenue recognized based on progress toward satisfaction of the related performance obligation.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
Direct costs:
azelaprag	$72	$874	$(802)	(92)%
BGE-102	7,800	2,111	5,689	269%
Other programs	5,269	1,644	3,625	220%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	5,086	5,108	(22)	0%
Allocated facility and other expenses	2,183	1,372	811	59%
Total research and development expenses	$20,410	$11,109	$9,301	84%

Research and development expenses increased by $9.3 million from $11.1 million for the three months ended March 31, 2025 to $20.4 million for the three months ended March 31, 2026. The increase in research and development expenses was primarily attributable to a $5.7 million increase in direct costs related to our BGE-102 program associated with the completion of our Phase 1 SAD / MAD clinical trial, preparation for our planned Phase 2 dose-ranging proof-of-concept trial evaluating BGE-102 in participants with elevated cardiovascular risk and planned Phase 1b/2a proof-of-concept trial in DME, each expected to initiate in 2026, and drug-product manufacturing. Additionally contributing to the increase was a $3.6 million increase in direct costs for other programs, which was primarily related to discovery and development activities related to our novel apelin receptor APJ agonist programs, and a $0.8 million increase in allocated facility and other expenses primarily driven by an increase in non-program specific consulting fees.

These increases in research and development expense were partially offset by a $0.8 million reduction in azelaprag direct costs as development was terminated in January 2025.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million from $6.8 million for the three months ended March 31, 2025 to $7.7 million for the three months ended March 31, 2026. The increase was primarily driven by a $0.6 million increase in personnel-related expenses, largely due to an increase in stock-based compensation expense associated with new option grants issued to employees, executives, board members and advisors, and a $0.4 million increase in legal fees, partially offset by a $0.1 million decrease in consulting expenses.

Other Income, Net

Other income, net decreased by approximately $0.4 million from $3.5 million for the three months ended March 31, 2025 to $3.1 million for the three months ended March 31, 2026. This decrease in other income, net was primarily attributable to a $0.4 million decrease in interest income driven by lower interest rates during the period, resulting in reduced yields on cash, cash equivalents, and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. As of March 31, 2026, we had $384.9 million in cash, cash equivalents, and marketable securities and we had an accumulated deficit of $355.7 million.

In May 2022, we entered into a loan and security agreement (the Loan Agreement) with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP pursuant to which we were able to borrow up to an aggregate of $25.0 million across two potential tranches until December 31, 2023 (the Term Loan). The Loan Agreement has a floating interest rate of the higher of the Wall Street Journal Prime rate plus 4.00% or 7.5%. The amounts borrowed under the Loan Agreement matured on April 1, 2026. We made a final payment fee equal to 4.4% of the total amount borrowed upon maturity. As of March 31, 2026, we had $0.5 million outstanding under the Loan Agreement. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the Loan Agreement.

In October 2025, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) which became effective through the operation of law in November 2025. The Shelf Registration Statement permits the offering of up to $250.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In connection with the Shelf Registration Statement, we entered into a Sales Agreement (the Sales Agreement) with Leerink Partners LLC (Leerink) relating to the applicable terms of at-the-market equity offerings (the ATM Facility) pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $75.0 million through Leerink, as sales agent in the ATM Facility.

As of March 31, 2026, we have sold an aggregate of 1,400,000 shares of our common stock through our ATM Facility pursuant to the Sales Agreement. The gross proceeds from these sales were approximately $17.6 million, before deducting sales agent commission and offering costs of approximately $0.5 million, resulting in net proceeds of approximately $17.1 million.

In January 2026, we completed an underwritten public offering of our common stock, issuing 5,897,435 shares at a public offering price of $19.50 per share for net proceeds of $107.4 million, after underwriting discounts and commissions and offering costs (the January 2026 Public Offering). The January 2026 Public Offering included a 30-day option for the underwriters to purchase up to 884,615 additional shares.

In February 2026, we issued 884,615 shares of our common stock upon exercise of the underwriters’ option in the January 2026 Public Offering, resulting in net proceeds of $16.2 million, net of underwriting discounts and commissions.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Net cash used in operating activities	(24,046)	(17,363)
Net cash used in investing activities	(46,753)	(77,988)
Net cash provided by (used in) financing activities	123,715	(1,500)
Effects of exchange rate changes on cash and cash equivalents	(27)	(12)
Net increase (decrease) in cash and cash equivalents	$52,889	$(96,863)

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2026 was $24.0 million, and was primarily due to our net loss of $22.3 million and a $6.0 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $4.2 million, primarily consisting of $4.3 million of stock-based compensation expense, partially offset by accretion of investment discounts.

Cash used in operating activities during the three months ended March 31, 2025 was $17.4 million, and was primarily due to our net loss of $12.9 million and a $7.5 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $3.1 million, of which $2.9 million related to stock-based compensation expense.

Cash Used in Investing Activities

Cash used in investing activities was $46.8 million during the three months ended March 31, 2026 and included cash outflows of $80.2 million related to the purchase of marketable securities, partially offset by $33.5 million in maturities of marketable securities.

Cash used in investing activities was $78.0 million during the three months ended March 31, 2025 and included cash outflows of $77.6 million related to the purchase of marketable securities as well as $0.4 million related to the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities during the three months ended March 31, 2026 was $123.7 million resulting from $123.6 million in net proceeds from an underwritten public offering of our common stock and $1.7 million in stock option exercise proceeds, partially offset by $1.5 million in principal payments on our Term Loan and $0.1 million for the payment of deferred offering costs.

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

Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the filing date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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
•
the cost of commercialization activities of any future product candidates that are approved for sale, including marketing, sales and distribution costs;
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

Contractual Obligations and Other Commitments

Lease Obligations

We lease office and lab space at our corporate headquarters in Emeryville, California (the Emeryville Lease). The Emeryville Lease is accounted for as an operating lease and expires on February 28, 2031. Non-cancellable base rent lease obligations as of March 31, 2026 were $3.8 million, of which $0.7 million is due within the next 12 months.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three months ended March 31, 2026. There have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the JOBS Act an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable we have early adopted certain standards as described in Note 1 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 7, 2025, a putative securities class action complaint was filed against us and certain of our officers and directors in the United States District Court for the Northern District of California (the "Court"). The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, based on allegations that defendants misrepresented and/or omitted certain information in our Registration Statement concerning azelaprag. An amended complaint was filed on June 2, 2025. On October 30, 2025, the Court entered an order granting defendants’ motion to dismiss without prejudice. On November 20, 2025, a further amended complaint was filed. On March 2, 2026, the Court entered an order granting defendants’ further motion to dismiss with prejudice. On March 27, 2026, the plaintiff filed a notice of appeal of the Court’s order granting defendants’ motion to dismiss. The United States Court of Appeals for the Ninth Circuit has set the deadline for the plaintiff’s opening brief for June 22, 2026.

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
•
The manufacture of pharmaceutical products, including BGE-102 and any future product candidates, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability in the future to supply our product candidates for clinical trials or, if approved, for commercial sale.

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

To date, we have funded our operations with proceeds from sales of our redeemable convertible preferred stock, convertible notes, proceeds from the sale of our common stock, and stock option exercises. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 1. Additionally, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any product revenue since our inception. If our future product candidates are not successfully developed, approved and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $22.3 million and $12.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $355.7 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of, and in-licensing of intellectual property related to, our former product candidate azelaprag, the research and development of our NLRP3 programs, our longitudinal human aging platform, and from general and administrative costs associated with our operations. BGE-102 and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially in connection with our planned and ongoing clinical trials for BGE-102, an NLRP3 inhibitor for patients with elevated cardiovascular risk or diabetic macular edema, our planned development of APJ agonists, and as we continue our development of, seek regulatory approval for and potentially commercialize BGE-102 or any future product candidates we may develop.

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

We had $384.9 million in cash, cash equivalents and marketable securities as of March 31, 2026 of which $1.7 million were long-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of the filing date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

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

Risks Related to Research, Discovery, Development, Regulatory Approval and Commercialization of Our Product Candidates

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, any decisions to delay, terminate, or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of any future product candidates or misread trends in the biopharmaceutical industry, our business, financial condition, and results of operations would be materially adversely affected.

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

In August 2025, we announced that the first patient was dosed in our Phase 1 SAD / MAD clinical trial for BGE-102, and in April 2026 we reported results from the full Phase 1 SAD / MAD trial. It is impossible to predict when or if BGE-102 or any future product candidates will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of BGE-102 or any future product candidates, or a competitor’s product candidate in the same class, may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from our Phase 1b bed rest atrophy clinical trial and the lack of any negative safety signals in other Phase 1 clinical trials of azelaprag, in January 2025, we announced the discontinuation of the azelaprag program following observation of liver transaminitis without clinically significant symptoms in some subjects receiving azelaprag in our Phase 2 clinical trial. Interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. We may be unable to establish benefit on clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, particularly in the earlier stages of development. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of any future product candidates.

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
•
potential unforeseen business disruptions that increase our costs or expenses; effects of global macroeconomic events, such as inflation, tariffs, political instability and military hostilities in multiple geographies, such as the conflicts in Ukraine, Venezuela, Iran, tensions between China and Taiwan and the possibility of a wider Middle Eastern, European or global conflict, pandemics, natural disasters and supply chain issues, on our business and operations; and
•
changes in general market and economic conditions.

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

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our future product candidates or products, if approved, or our industry or competitors generally. Adverse publicity may include publicity about ASCVD risk reduction, DME, or obesity or GLP-1R agonists generally, the efficacy, safety, and quality of our future product candidates, as well as of the broader category of obesity products, including any products that our future product candidates are intended to be used in combination with, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition, and results of operations. Further, any adverse effects in our future clinical trials, even if not ultimately attributable to our future product candidates, and the resulting publicity could result in withdrawal of clinical trial participants, and a decrease in demand for any such future product candidates. Our business, financial condition, and results of operations could be adversely affected if any of our future product candidates or products, if approved, or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

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

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that individuals working for or collaborating with us do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information proprietary to these third parties or our employees’ former employers, or that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. We may be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants, advisors, or other third parties, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors, or hire employees or consultants, each of which would have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including comprehensive consumer privacy laws, sector-specific privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), data breach notification laws, laws regarding on-line marketing, and other similar laws (e.g., wiretapping laws). For example, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) (collectively, HIPAA), include a privacy rule and security rule that impose among other things, certain requirements relating to the privacy, security, transmission, and breach of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers, which are located in China and India. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain regulatory approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts and cause the FDA to withdraw certain designations, including orphan drug designation. For example, we cannot be sure to what extent the supply chain issues caused by geopolitical uncertainty, including the conflicts in Ukraine, Venezuela, Iran, tensions between China and Taiwan and the possibility of a wider Middle Eastern, European or global conflict, the impacts of threatened or imposed tariffs or other trade barriers, and public health epidemics, may impact our ability to procure sufficient supplies for the development of our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster, regulatory restrictions or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates.

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

Any of these matters could materially adversely affect our business, financial condition, and results of operations. In addition, disruptions in logistics routes and transportation capabilities could disrupt our supply chain. And, if we experience unexpected spikes in demand over time, we risk running out of our necessary supplies.

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

We may also, in the future, enter into license agreements with third parties under which we are a sublicensee. If our sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may result in termination of our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize product candidates incorporating the relevant intellectual property.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of tariffs, inflation, a potential recession, potential government shutdowns, uncertainty with respect to federal policy, regulations and employment, military conflict, terrorism or other geopolitical events, such as the conflicts in Ukraine, Venezuela, Iran, tensions between China and Taiwan and the possibility of a wider Middle Eastern, European or global conflict. Sanctions or tariffs imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. We previously kept substantially all of our cash, cash equivalents and marketable securities with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. While we were afforded full access to our cash, cash equivalents and marketable securities with SVB, we may be impacted by other disruptions to the U.S. banking system, including potential delays in our ability to transfer funds whether held with SVB or otherwise. The closure of any additional national or regional commercial banks could lead to further economic instability. Although the Department of the Treasury, the Federal Reserve and the FDIC have taken steps to mitigate these risks, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may still occur in the future. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

As a public company, and particularly after we are no longer an emerging growth company or smaller reporting company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. The increased costs will decrease our net income or increase our net loss, and the increased costs may require us to reduce costs in other areas of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering and Concurrent Private Placement

On September 25, 2024, our Registration Statement on Form S-1 (No. 333-281901) was declared effective by the SEC, pursuant to which we issued and sold an aggregate of 12,650,000 shares of common stock (inclusive of 1,650,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares) at a public offering price of $18.00 per share for aggregate gross proceeds of $227.7 million and aggregate net cash proceeds of $207.3 million, after deducting approximately $15.9 million in underwriting discounts and commissions and approximately $4.5 million in offering costs. Concurrently with the initial public offering, we also completed a private placement, in which we issued and sold an aggregate of 588,888 shares of our common stock at a price of $18.00 per share to Sofinnova Venture Partners, XI, L.P. The aggregate cash purchase price of the private placement shares was $10.6 million, resulting in aggregate net cash proceeds of $9.9 million, after deducting approximately $0.7 million in placement agent fees. Our IPO and concurrent private placement closed on September 27, 2024. Goldman Sachs & Co, LLC, Morgan Stanley, Jefferies LLC and Citigroup acted as joint book-running managers for the offering and placement agents for the concurrent private placement. In connection with our IPO and concurrent private placement, no payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We plan to use the net proceeds from our initial public offering to fund research, clinical and process development and manufacturing of our product candidates, including BGE-102 and our APJ programs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

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

BioAge Labs, Inc.

Date: May 8, 2026	By:	/s/ Kristen Fortney
Kristen Fortney, Ph.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Dov Goldstein
Dov Goldstein, M.D.
Chief Financial Officer
(Principal Financial Officer)