Form 10-Q
period 2026-06-30
BioAge Labs, Inc.
filed 2026-08-05
CIK 1709941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 45,896,909 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, including BGE-102 and our APJ programs, the potential for BGE-102 as a treatment for diseases driven by inflammation including retinal diseases such as diabetic macular edema and the expected timeline for data readouts from our ongoing Phase 2 dose-ranging clinical trial, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, the timing of IND filings for our APJ programs, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents, and marketable securities, general economic, industry and market conditions, including fluctuating interest rates and inflation, cybersecurity incidents, significant political, trade or regulatory developments, including tariffs, any future federal government shutdowns, or shifting priorities within the U.S. Food and Drug Administration, and political instability and military hostilities in multiple geographies, such as the conflicts in Ukraine, Venezuela, Iran, tensions between China and Taiwan and the possibility of a wider Middle Eastern, European or global conflict, on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$73,964	$188,888
Marketable securities, current	244,781	92,210
Accounts receivable	625	769
Prepaid expenses and other current assets	10,942	4,926
Total current assets	330,312	286,793
Investments	100	100
Marketable securities	62,518	4,032
Property and equipment, net	1,209	963
Operating lease right-of-use assets	2,582	2,785
Other assets	208	216
Total assets	$396,929	$294,889
Liabilities
Current Liabilities:
Accounts payable	$5,653	$2,674
Accrued expenses and other current liabilities	8,487	8,480
Current portion of term loan	—	2,648
Operating lease liabilities, current	714	582
Deferred revenue	4,363	5,754
Total current liabilities	19,217	20,138
Warrant liability	678	370
Operating lease liabilities	2,121	2,330
Total liabilities	22,016	22,838
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 45,776,902 and 37,386,908 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	757,157	605,189
Accumulated other comprehensive income (loss)	(478)	278
Accumulated deficit	(381,766)	(333,416)
Total stockholders’ equity	374,913	272,051
Total liabilities and stockholders’ equity	$396,929	$294,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Collaboration revenue	$2,451	$2,412	$5,223	$3,863
Operating expenses:
Research and development	$24,365	$19,844	$44,775	$30,953
General and administrative	7,419	7,339	15,156	14,127
Total operating expenses	31,784	27,183	59,931	45,080
Loss from operations	(29,333)	(24,771)	(54,708)	(41,217)
Other income (expense)
Interest expense	(1)	(201)	(40)	(456)
Interest and other income (expense), net	3,438	3,420	6,706	7,134
Gain (loss) from changes in fair value of warrants	(201)	(11)	(308)	48
Total other income (expense), net	3,236	3,208	6,358	6,726
Net loss	$(26,097)	$(21,563)	$(48,350)	$(34,491)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.60)	$(1.11)	$(0.96)
Weighted-average common shares outstanding, basic and diluted	44,838,893	35,850,037	43,666,204	35,850,037
Comprehensive loss:
Net loss	(26,097)	(21,563)	(48,350)	(34,491)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments	(547)	—	(725)	29
Foreign currency translation adjustment	(4)	(52)	(31)	(62)
Total other comprehensive loss:	(551)	(52)	(756)	(33)
Total comprehensive loss	$(26,648)	$(21,615)	$(49,106)	$(34,524)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share information)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	37,386,908	—	$605,189	$278	$(333,416)	$272,051
Underwritten stock offering, net of underwriting discounts and commissions, and offering expenses	6,782,050	—	123,557	—	—	123,557
Stock option exercises	217,827	—	1,715	—	—	1,715
Stock-based compensation expense	—	—	4,256	—	—	4,256
Unrealized loss on marketable securities	—	—	—	(178)	—	(178)
Foreign currency translation adjustment	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(22,253)	(22,253)
Balance, March 31, 2026	44,386,785	$—	$734,717	$73	$(355,669)	$379,121
Issuance of common shares under at-the-market sales agreement, net of placement agent fee and offering costs	1,000,000	—	15,637	—	—	15,637
Stock option exercises	390,117	—	2,534	—	—	2,534
Stock-based compensation expense	—	—	4,269	—	—	4,269
Unrealized loss on marketable securities	—	—	—	(547)	—	(547)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(26,097)	(26,097)
Balance, June 30, 2026	45,776,902	$—	$757,157	$(478)	$(381,766)	$374,913

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	35,850,037	$—	$575,693	$245	$(252,811)	$323,127
Stock-based compensation expense	—	—	2,949	—	—	2,949
Unrealized gain on marketable securities	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(12,928)	(12,928)
Balance, March 31, 2025	35,850,037	$—	$578,642	$264	$(265,739)	$313,167
Stock-based compensation expense	—	—	3,229	—	—	3,229
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(21,563)	(21,563)
Balance, June 30, 2025	35,850,037	—	581,871	212	(287,302)	294,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(48,350)	$(34,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,525	6,178
Depreciation expense	133	95
Non-cash interest expense	(6)	140
Non-cash lease expense	128	113
(Gain) loss from changes in fair value of warrants	308	(48)
Accretion of net investment discounts	(869)	—
Changes in operating assets and liabilities:
Accounts receivable	144	(603)
Prepaid expenses and other current assets	(4,856)	(1,045)
Other assets	8	3
Accounts payable	2,906	(550)
Accrued expenses and other current liabilities	14	(4,224)
Deferred revenue	(1,391)	(2,900)
Net cash used in operating activities	(43,306)	(37,332)
INVESTING ACTIVITIES
Purchase of property and equipment	(354)	(585)
Purchases of marketable securities	(283,995)	(101,544)
Maturities of marketable securities	73,082	8,500
Net cash used in investing activities	(211,267)	(93,629)
FINANCING ACTIVITIES
Proceeds from underwritten offering of common stock, net of underwriting discounts and commissions	124,315	—
Underwritten offering issuance costs paid	(710)	—
Proceeds from issuance of common stock through at-the-market facility, net of commissions	15,852	—
Issuance costs paid on at-the market offering	(215)	—
Deferred offering costs paid	(81)	—
Term loan principal payments	(2,000)	(3,000)
Payment of term loan final fee for loan maturity	(660)	—
Proceeds from issuance of common shares upon stock option exercises	3,180	—
Net cash provided by (used in) financing activities	139,681	(3,000)
Effect of changes in exchange rate on cash and cash equivalents	(32)	(58)
Net decrease in cash and cash equivalents	(114,924)	(134,019)
Cash and cash equivalents at beginning of period	188,888	354,349
Cash and cash equivalents at end of period	$73,964	$220,330
Supplemental non-cash disclosure:
Deferred offering costs included in accounts payable and accrued expenses	$133	$—
Unpaid common stock issuance costs included in accounts payable and accrued expenses	$48	$—
Purchases of property and equipment in accounts payable and accrued expenses	$38	$18
Receivable from stock option exercises included in prepaid expenses and other current assets	$1,069	$—
Cash paid for interest	$46	$393
Right-of-use assets obtained in exchange for lease obligation	$—	$3,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Business

BioAge Labs, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing therapeutic product candidates for cardiometabolic diseases by targeting the biology of human aging. The Company's technology platform and differentiated human datasets enable the Company to identify promising targets based on insights into molecular changes that drive aging.

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

As of June 30, 2026, 2,400,000 shares of the Company's common stock had been offered or sold pursuant to the “at-the-market” program for gross proceeds of approximately $33.9 million, before deducting sales agent commission and offering costs of approximately $1.2 million, resulting in net proceeds of approximately $32.7 million.

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

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $381.8 million as of June 30, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $381.3 million, of which $62.5 million were long-term marketable securities.

Current cash, cash equivalents, and marketable securities are sufficient to fund planned operations for at least one year after the date these unaudited condensed consolidated financial statements are issued. Accordingly, these unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

Marketable securities consist of high-grade debt securities. Marketable securities with maturities within twelve months from the balance sheet date are classified as short-term marketable securities and those with maturities over twelve months from the balance sheet date are classified as long-term marketable securities. The Company classifies all marketable securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. As of and for the six months ended June 30, 2026 and 2025, the Company did not have any allowance for credit losses or impairments of its marketable securities.

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

As of June 30, 2026 and December 31, 2025, one customer accounted for 100% of the Company’s accounts receivable. For the six months ended June 30, 2026 and 2025, the same customer accounted for 100% of the Company’s revenue.

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

Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is set forth in Note 2. Basis of Presentation and Significant Accounting Policies, to the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and the option for retrospective application. This ASU will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted, and will have no impact on the Company's financial condition and results of operations.

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
•
Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$64,880	$—	$—	$64,880
U.S. government agency bonds	—	8,802	—	8,802
Cash equivalents	$64,880	$8,802	$—	$73,682

Treasury bill	$2,981	$—	$—	$2,981
U.S. government bonds	116,504	—	—	116,504
U.S. government agency bonds	—	81,622	—	81,622
Commercial paper	—	13,136	—	13,136
Corporate debt securities	—	29,035	—	29,035
Foreign corporate debt securities	—	1,503	—	1,503
Short-term marketable securities	$119,485	$125,296	$—	$244,781

U.S. government bonds	$15,450	$—	$—	$15,450
U.S. government agency bonds	—	35,244	—	35,244
Corporate debt securities	—	11,824		11,824
Long-term marketable securities	$15,450	$47,068	$—	$62,518

Total fair value of financial assets	$199,815	$181,166	$—	$380,981

Liabilities:
Warrant liability	$—	$—	$678	$678

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$182,234	$—	$—	$182,234
Commercial paper	—	5,736	—	5,736
Corporate debt securities	—	642	—	642
Cash equivalents	$182,234	$6,378	$—	$188,612

U.S. government bonds	$41,093	$—	$—	$41,093
Commercial paper	—	5,053	—	5,053
U.S. government agency bonds	—	11,613	—	11,613
Corporate debt securities	—	32,941	—	32,941
Foreign corporate debt securities	—	1,510	—	1,510
Short-term marketable securities	$41,093	$51,117	$—	$92,210

U.S. government bonds	$4,032	$—	$—	$4,032
Long-term marketable securities	$4,032	$—	$—	$4,032

Total fair value of financial assets	$227,359	$57,495	$—	$284,854

Liabilities:
Warrant liability	$—	$—	$370	$370

Cash Equivalents and Marketable Securities

Cash equivalents include debt securities that have a maturity of three months or less from the original acquisition date. The Company’s money market funds, treasury bills and U.S. government bonds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Corporate debt securities, commercial paper and U.S. government agency bonds are classified within Level 2 of the fair value hierarchy as they take into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

The following tables summarize the Company's cash equivalents and marketable securities' amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category (in thousands):

			Unrealized
June 30, 2026	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$64,880	$—	$—	$64,880
U.S. government agency bonds	Three months or less	8,826	(24)	—	8,802
Cash equivalents		$73,706	$(24)	$—	$73,682

Treasury bill	Less than 1 year	$2,981	$—	$—	$2,981
U.S. government bonds	Less than 1 year	116,661	(163)	6	116,504
U.S. government agency bonds	Less than 1 year	81,714	(92)	—	81,622
Commercial paper	Less than 1 year	13,148	(12)	—	13,136
Corporate debt securities	Less than 1 year	29,079	(44)	—	29,035
Foreign corporate debt securities	Less than 1 year	1,504	(1)	—	1,503
Short-term marketable securities		$245,087	$(312)	$6	$244,781

U.S. government bonds	1 to 2 years	$15,485	$(35)	$—	$15,450
U.S. government agency bonds	1 to 2 years	35,445	(201)	—	35,244
Corporate debt securities	1 to 2 years	11,884	(60)		11,824
Long-term marketable securities		$62,814	$(296)	$—	$62,518

Total financial assets		$381,607	$(632)	$6	$380,981

			Unrealized
December 31, 2025	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$182,234	$—	$—	$182,234
Commercial paper	Three months or less	5,736	—	—	5,736
Corporate debt securities	Three months or less	642	—	—	642
Cash equivalents		$188,612	$—	$—	$188,612

U.S. government bonds	Less than 1 year	$41,014	$—	$79	$41,093
Commercial paper	Less than 1 year	5,051	—	2	5,053
U.S. government agency bonds	Less than 1 year	11,604	—	9	11,613
Corporate debt securities	Less than 1 year	32,933	(4)	12	32,941
Foreign corporate debt securities	Less than 1 year	1,510	—	—	1,510
Short-term marketable securities		$92,112	$(4)	$102	$92,210

U.S. government bonds	1 to 2 years	4,008	—	24	4,032
Long-term marketable securities		$4,008	$—	$24	$4,032

Total financial assets		$284,732	$(4)	$126	$284,854

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before maturity. No allowance for credit losses has been recognized as of June 30, 2026 or December 31, 2025. During the six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

As of June 30, 2026 and December 31, 2025, the Company had accrued interest receivable of $2.5 million and $1.2 million, respectively, which was included in the prepaid expenses and other current assets financial statement line item in the condensed consolidated balance sheets.

Warrant Liability

As of June 30, 2026, warrants to purchase 31,690 shares of common stock were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company's stock price, risk-free rate, and volatility.

The following table sets forth the changes in fair value of the warrant liability for the six months ended June 30, 2026 (in thousands):

Fair value at December 31, 2025	$370
Changes in fair value	107
Fair value at March 31, 2026	$477
Changes in fair value	201
Fair value at June 30, 2026	$678

Note 3. Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Lab equipment	$1,425	$1,023
Computer equipment and software	71	72
Furniture and fixtures	165	167
Leasehold improvements	161	161
Construction-in-progress	—	22
Property and equipment, gross	$1,822	$1,445
Accumulated depreciation	(613)	(482)
Property and equipment, net	$1,209	$963

Depreciation expense was $0.1 million for the six months ended June 30, 2026 and 2025.

Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Research and development expenses	$4,564	$3,603
Payroll and related costs	3,535	4,352
Other	388	525
Total accrued expenses and other current liabilities	$8,487	$8,480

Note 4. Debt

Term Loan

In May 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with SVB Innovative Credit Growth Fund IX, LP and Innovative Credit Growth Fund VIII-A, LP (collectively, the “Lenders”) pursuant to which the Company was eligible to borrow, and the Lenders were obligated to fund, up to $25.0 million in borrowing capacity across two potential tranches (the “Term Loan”). The Company borrowed an aggregate of $15.0 million under the Term Loan and did not draw the remaining borrowing capacity.

Commencing on November 1, 2023, the Company was required to make monthly principal payments. The Company was required to pay a final payment fee equal to 4.4% of the total amount borrowed, or $0.7 million.

Debt issuance costs, including the fair value of the warrants issued in connection with the Term Loan (see Note 2, Fair Value Measurements), were treated as debt discounts in the condensed consolidated balance sheet and together with the final payment were amortized to interest expense over the life of the Term Loan using the effective interest rate method.

As of December 31, 2025, $2.0 million of principal was outstanding under the Term Loan and was included in the current portion of term loan in the condensed consolidated balance sheets. The Term Loan matured on April 1, 2026, at which time the Company repaid all outstanding principal, accrued interest and the final payment fee in full.

Note 5. Capital Structure

There are 500,000,000 shares of common stock authorized as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, there were 10,000,000 shares of preferred stock authorized and no preferred shares issued and outstanding. Common stock reserved for future issuance as of June 30, 2026 and December 31, 2025, consisted of the following:

	June 30, 2026	December 31, 2025
Stock options, issued and outstanding	9,153,922	7,914,058
Stock options, authorized for future issuance	2,148,204	2,128,767
Employee stock purchase plan, shares authorized for future issuance	1,062,369	688,500
Warrants, issued and outstanding	31,690	31,690
Total common stock reserved for future issuance	12,396,185	10,763,015

Note 6. Stock-Based Compensation

Stock Option Plans

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and consultants. The Company issued stock options under the 2015 Equity Incentive Plan, as amended (the “2015 Plan”) until September 2024, when the 2024 Equity Incentive Plan (the “2024 Plan”) was adopted. There are no remaining shares available to be granted under the 2015 Plan. There were 4,016,756 and 5,137,166 stock options outstanding under the 2015 Plan and 2024 Plan, respectively, as of June 30, 2026.

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

As of June 30, 2026, 2,148,204 shares were available for future grants under the 2024 Plan. The 2024 Plan permits the granting of incentive stock options, non-statutory stock options, stock awards, and stock purchase rights. The terms of the agreements are determined by the board of directors. The Company’s stock options have a maximum term of 10 years and vest based on the terms in the agreements, generally over 4 years.

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance-December 31, 2025	7,914,058	$7.74	7.9	$46,246
Granted	1,864,790	19.18
Exercised	(607,944)	6.99
Forfeited/expired	(16,982)	7.76
Balance-June 30, 2026	9,153,922	$10.12	7.9	$131,716
Vested and Exercisable-June 30, 2026	4,239,447	$8.80	6.9	$66,600

The intrinsic value of the stock options that were exercised during the six months ended June 30, 2026 was $8.3 million. There were no stock options exercised during the six months ended June 30, 2025.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $15.51 and $3.66, respectively, and were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2026	2025
Weighted-average risk-free interest rate	3.9%	4.4%
Expected term of stock options (in years)	6.0	6.0
Weighted-average expected stock price volatility	101.1%	108.0%
Estimated dividend yield	—	—

Stock-based compensation expense recorded as research and development and general and administrative expenses in the statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,483	$790	$2,957	$1,578
General and administrative	2,786	2,439	5,568	4,600
Total stock-based compensation expense	$4,269	$3,229	$8,525	$6,178

As of June 30, 2026, there was $44.1 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

In September 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the "2024 ESPP"). The 2024 ESPP enables eligible employees to purchase shares of the Company's common stock with accumulated payroll deductions. The Company has initially reserved 330,000 shares of its common stock for sale under the 2024 ESPP. The aggregate number of shares issued over the term of the 2024 ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 3,300,000 shares of the Company's common stock. As of June 30, 2026, there were a total of 1,062,369 shares available for future purchase under the 2024 ESPP.

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

Legal Proceedings

On January 7, 2025, a putative securities class action complaint was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California (the "Court"). The complaint alleged violations of Section 11 and Section 15 of the Securities Act, based on allegations that defendants misrepresented and/or omitted certain information in the Company’s initial public offering registration statement concerning azelaprag. An amended complaint was filed on June 2, 2025. On October 30, 2025, the Court entered an order granting defendants’ motion to dismiss without prejudice. On November 20, 2025, a further amended complaint was filed. On March 2, 2026, the Court entered an order granting defendants’ further motion to dismiss with prejudice. On March 27, 2026, the plaintiff filed a notice of appeal of the Court’s order granting defendants’ motion to dismiss. On July 22, 2026, the plaintiff filed its opening brief in the United States Court of Appeals for the Ninth Circuit. Defendants’ answering brief is due on September 18, 2026, and any reply brief from the plaintiff is due by October 2, 2026. Oral argument, to the extent scheduled, would likely occur in early 2027.

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

As of June 30, 2026, the Emeryville Lease remaining lease term was 4.7 years and the discount rate used to determine the operating lease liability was 11.6%.

Operating lease expense was $0.2 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, and was included in net cash used in operating activities in the Company’s condensed consolidated statement of cash flows. Variable lease payments related to operating leases were $0.3 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, maturities of lease liabilities were as follows:

2026 (excluding the six months ended June 30, 2026)	$372
2027	$763
2028	$786
2029	$810
2030	$834
2031	$140
Total operating lease payments	3,705
Less: imputed interest	(870)
Total operating lease liabilities	2,835
Less: current portion	(714)
Operating lease liability, net of current portion	$2,121

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

Collaboration revenue of $2.4 million was recognized under the Novartis Agreement for each of the three months ended June 30, 2026 and 2025, and $5.2 million and $3.9 million in the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the Company recorded $1.4 million in revenue that was included in deferred revenue as of December 31, 2025 and $3.8 million in revenue related to research funding for reimbursable costs incurred during the six months ended June 30, 2026. Deferred revenue related to the Novartis Agreement amounted to $4.4 million and $5.8 million as of June 30, 2026, and December 31, 2025, respectively, all of which was included in current liabilities within the condensed consolidated balance sheets.

Note 9. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2026. The Company incurred losses for the three and six months ended June 30, 2026 and expects to continue to incur losses through the remainder of the year ending December 31, 2026, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no federal, state or foreign income taxes are expected and none have been recorded for the six months ended June 30, 2026.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance.

As of June 30, 2026, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands except for share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(26,097)	$(21,563)	$(48,350)	$(34,491)
Denominator:
Weighted-average shares of common stock outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	44,838,893	35,850,037	43,666,204	35,850,037
Net loss per share attributable to common stockholders, basic and diluted:	$(0.58)	$(0.60)	$(1.11)	$(0.96)

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

	June 30, 2026	June 30, 2025
Stock options, issued and outstanding	9,153,922	8,047,827
Warrants to purchase common stock	31,690	31,690
Total	9,185,612	8,079,517

Note 11. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of employee contributions into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees were $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

The table below is a summary of the segment net loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$2,451	$2,412	$5,223	$3,863
Segment expenses:
Direct program costs	16,678	13,955	29,819	18,584
Indirect research and development expenses	7,687	5,889	14,956	12,369
General and administrative	7,419	7,339	15,156	14,127
Total operating and segment expenses	$(31,784)	$(27,183)	$(59,931)	$(45,080)
Loss from operations	(29,333)	(24,771)	(54,708)	(41,217)
Total other income (expense), net	3,236	3,208	6,358	6,726
Segment and consolidated net loss	$(26,097)	$(21,563)	$(48,350)	$(34,491)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited financial statements and the notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing therapeutic product candidates for cardiometabolic diseases by targeting the biology of human aging. Our technology platform and differentiated human datasets enable us to identify promising targets based on insights into molecular changes that drive aging.

Our lead program, BGE-102, is a potent, orally bioavailable, brain-penetrant small-molecule NLRP3 inhibitor being developed for diseases driven by inflammation including retinal diseases such as diabetic macular edema (DME). BGE-102 has a distinct mechanism and binding site from other NLRP3 inhibitors in development with issued patents covering both composition of matter and claims for the unique binding site. We are actively evaluating additional indications where NLRP3 inhibition may deliver meaningful benefit.

In April 2026, we reported results from the full Phase 1 Single Ascending Dose (SAD) / Multiple Ascending Dose (MAD) clinical trial of BGE-102, including two cohorts of participants with obesity and elevated inflammatory markers such as high-sensitivity C-reactive protein (hsCRP) (60 mg dosed once daily for 21 days and 120 mg dosed for 14 days), demonstrating potential best-in-class reductions in hsCRP and consistent reductions across multiple inflammatory biomarkers with a favorable tolerability profile. BGE-102 was well tolerated across all dose levels evaluated; all treatment-emergent adverse events were mild to moderate and self-limited, with no dose dependency, no serious adverse events, no discontinuations due to adverse events, and no clinically meaningful changes in vital signs, electrocardiograms, or laboratory values. BGE-102 demonstrated rapid, profound, and sustained hsCRP reductions at both evaluated dose levels in participants with obesity and elevated baseline hsCRP. At 60 mg once daily for 21 days, BGE-102 achieved an 86% median reduction in hsCRP at Day 21, with 87% of participants on active treatment (13/15) achieving hsCRP below 2 mg/L and 60% (9/15) reaching hsCRP at or below 1 mg/L. At 120 mg once daily for 14 days, BGE-102 demonstrated an 86% median reduction in hsCRP at Day 14, with 93% of participants on active treatment (13/14) achieving hsCRP levels below 2 mg/L and 71% (10/14) reaching hsCRP at or below 1 mg/L. BGE-102 also produced consistent reductions in IL-6 (55–78% at 60 mg and 58–69% at 120 mg), fibrinogen (19–23% at 60 mg and 24–30% at 120 mg), and achieved up to 98% suppression of IL-1β at trough in an ex vivo whole-blood assay.

In June 2026, we dosed the first participant in QUELL-CV, a randomized, double-blind, placebo-controlled, Phase 2 dose-ranging proof-of-concept trial evaluating BGE-102, measuring inflammatory and cardiometabolic biomarkers. QUELL-CV is enrolling approximately 160 adults with obesity and baseline inflammation at elevated cardiovascular risk (hsCRP >3 mg/L), randomized to placebo or BGE-102 at 30 mg, 60 mg, or 90 mg administered orally once daily (~40 participants per arm) for 12 weeks. The primary endpoint is percent change from baseline in hsCRP, a pharmacodynamic measure of NLRP3 pathway inhibition, and the trial is designed to characterize the dose-response relationship for BGE-102 and to support dose selection for further development. We anticipate reporting topline data from QUELL-CV in the second half of 2026.

DME is our first proof-of-concept indication for BGE-102 in ophthalmology. DME affects approximately 1 million patients in the United States, and current intravitreal therapies face significant unmet need due to high injection burden and a substantial refractory population — approximately 45% of patients demonstrate refractoriness to anti-vascular endothelial growth factor (VEGF) therapy. In a preclinical model of DME, oral BGE-102 demonstrated dose-dependent preservation of retinal vascular integrity, achieving near-complete protection from vascular leakage and up to 90% preservation of microvascular integrity. We plan to initiate QUELL-DME, a Phase 1b/2a proof-of-concept trial of BGE-102 in DME in mid-2026 with results anticipated in mid-2027. The goal is to demonstrate ocular target engagement, potentially supporting future development across inflammation-driven retinal diseases.

Beyond NLRP3 inhibition, we are also developing novel apelin receptor APJ agonists for obesity, including long-acting injectable and oral small-molecule APJ agonist programs. In preclinical obesity models, APJ agonism has demonstrated the ability to more than double the weight loss induced by a glucagon-like peptide-1 receptor (GLP-1R) agonist while also restoring healthy body composition and improving muscle function. In June 2025, we announced an option agreement with JiKang Therapeutics for a novel APJ agonist antibody, as well as the filing of a U.S. provisional patent for novel small-molecule APJ agonists. We intend to file the first Investigational New Drug application (IND) for an APJ program by year-end 2026.

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

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any future product candidates. Our net losses were $48.4 million and $34.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $381.8 million. We expect to continue to incur net operating losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

Our net losses may fluctuate significantly from period to period, depending on the timing of the factors above.

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

As of June 30, 2026, we had $381.3 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the filing date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled "Liquidity and Capital Resources" included elsewhere in this Quarterly Report.

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

Collaboration revenue of $5.2 million and $3.9 million was recognized under the Novartis Agreement in the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we recorded $1.4 million in revenue that was included in deferred revenue as of December 31, 2025 and $3.8 million in revenue related to research funding for reimbursable costs incurred during the six months ended June 30, 2026. Deferred revenue related to the Novartis Agreement amounted to $4.4 million and $5.8 million as of June 30, 2026, and December 31, 2025, respectively, all of which was included in current liabilities within the condensed consolidated balance sheets.

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

Gain (Loss) from Changes in Fair Value of Warrants

Gain (loss) on changes in fair value of warrants consists of assessed changes in fair value of warrants to purchase our common stock.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $204.1 million and $15.9 million, respectively, which expire at various dates beginning in 2035. These attributes may be subject to Section 382 limitation and we have not performed a formal assessment. As of June 30, 2026 and December 31, 2025, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
Collaboration revenue	$2,451	$2,412	$39	2%
Operating expenses:
Research and development	$24,365	$19,844	$4,521	23%
General and administrative	7,419	7,339	80	1%
Total operating expenses	31,784	27,183	4,601	17%
Loss from operations	$(29,333)	$(24,771)	$(4,562)	18%
Other income (expense), net:
Interest expense	(1)	(201)	200	(100)%
Interest and other income (expense), net	3,438	3,420	18	1%
Loss from changes in fair value of warrants	(201)	(11)	(190)	1,727%
Total other income (expense), net	3,236	3,208	28	1%
Net loss	$(26,097)	$(21,563)	$(4,534)	21%

Collaboration Revenue

Collaboration revenue was $2.4 million for each of the three months ended June 30, 2026 and 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
Direct costs:
BGE-102	10,976	3,047	7,929	260%
azelaprag	$—	$1,926	$(1,926)	(100)%
Other programs	5,702	8,982	(3,280)	(37)%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	5,541	4,067	1,474	36%
Allocated facility and other expenses	2,146	1,822	324	18%
Total research and development expenses	$24,365	$19,844	$4,521	23%

Research and development expenses increased by $4.6 million from $19.8 million for the three months ended June 30, 2025 to $24.4 million for the three months ended June 30, 2026. The increase was primarily attributable to a $7.9 million increase in direct costs related to our BGE-102 program associated with initiation of QUELL-CV, a Phase 2 dose-ranging proof-of-concept trial evaluating BGE-102 in participants with obesity and baseline inflammation at elevated cardiovascular risk, start-up costs related to the planned initiation of QUELL-DME, a Phase 1b/2a proof-of-concept trial of BGE-102 in DME, licensing fees, and drug-product manufacturing.

The increase was further driven by a $1.5 million increase in personnel-related expenses, primarily reflecting higher stock-based compensation expense associated with new option grants to employees, and a $0.3 million increase in allocated facility and other expenses primarily driven by higher non-program specific consulting fees.

These increases were partially offset by a $3.3 million decrease in direct costs for other programs driven by lower licensing costs and a $1.9 million decrease in azelaprag direct costs following termination of its development in January 2025.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million from $7.3 million for the three months ended June 30, 2025 to $7.4 million for the three months ended June 30, 2026. The increase was primarily driven by a $0.6 million increase in personnel-related expenses, primarily reflecting higher stock-based compensation expense associated with new option grants to employees, executives, board members and advisors, and a $0.1 million increase in corporate insurance expense. These increases were partially offset by a $0.6 million decrease in legal fees.

Other Income, Net

Other income, net was $3.2 million for each of the three months ended June 30, 2026 and 2025. Interest expense decreased by $0.2 million resulting from the repayment of our term loan on April 1, 2026, offset by a $0.2 million increase in the loss from changes in the fair value of our warrants resulting from the increase in our stock price during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
Collaboration revenue	$5,223	$3,863	$1,360	35%
Operating expenses:
Research and development	$44,775	$30,953	$13,822	45%
General and administrative	15,156	14,127	1,029	7%
Total operating expenses	59,931	45,080	14,851	33%
Loss from operations	$(54,708)	$(41,217)	$(13,491)	33%
Other income (expense), net:
Interest expense	(40)	(456)	416	(91)%
Interest and other income (expense), net	6,706	7,134	(428)	(6)%
Gain (loss) from changes in fair value of warrants	(308)	48	(356)	(742)%
Total other income (expense), net	6,358	6,726	(368)	(5)%
Net loss	$(48,350)	$(34,491)	$(13,859)	40%

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2026 was $5.2 million, compared to $3.9 million for the six months ended June 30, 2025. The $1.3 million increase was due to increased full-time equivalent employee effort under the Novartis Agreement, resulting in higher revenue recognized based on progress toward satisfaction of the related performance obligation.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
Direct costs:
BGE-102	18,776	5,158	13,618	264%
azelaprag	$72	$2,800	$(2,728)	(97)%
Other programs	10,971	10,626	345	3%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	10,627	9,175	1,452	16%
Allocated facility and other expenses	4,329	3,194	1,135	36%
Total research and development expenses	$44,775	$30,953	$13,822	45%

Research and development expenses increased by $13.8 million from $31.0 million for the six months ended June 30, 2025 to $44.8 million for the six months ended June 30, 2026. The increase was primarily attributable to a $13.6 million increase in direct costs related to our BGE-102 program associated with the completion of our Phase 1 SAD / MAD clinical trial, initiation of QUELL-CV, a Phase 2 dose-ranging proof-of-concept trial evaluating BGE-102 in participants with obesity and baseline inflammation at elevated cardiovascular risk, start-up costs related to the planned initiation of QUELL-DME, a Phase 1b/2a proof-of-concept trial of BGE-102 in DME, licensing fees, and drug-product manufacturing.

The increase was further driven by a $1.5 million increase in personnel-related expenses, primarily reflecting higher stock-based compensation expense associated with new option grants to employees, and a $1.1 million increase in allocated facility and other expenses primarily driven by higher non-program specific consulting fees. Additionally contributing to the increase was a $0.3 million increase in direct costs for other programs, which was primarily related to discovery and development activities related to our novel apelin receptor APJ agonist programs.

These increases were partially offset by a $2.7 million decrease in azelaprag direct costs following termination of its development in January 2025.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million from $14.1 million for the six months ended June 30, 2025 to $15.2 million for the six months ended June 30, 2026. The increase was primarily driven by a $1.2 million increase in personnel-related expenses, largely due to an increase in stock-based compensation expense associated with new option grants issued to employees, executives, board members and advisors and a $0.1 million increase in corporate insurance expense. These increases were partially offset by a $0.2 million decrease in legal fees.

Other Income, Net

Other income, net decreased by approximately $0.4 million from $6.7 million for the six months ended June 30, 2025 to $6.3 million for the six months ended June 30, 2026. This decrease in other income, net was primarily attributable to a $0.4 million decrease in interest income driven by lower interest rates during the period, resulting in reduced yields on cash, cash equivalents, and marketable securities.

Partially offsetting this decrease, interest expense decreased by $0.4 million resulting from the repayment of our term loan on April 1, 2026, offset by a $0.4 million increase in the loss from changes in the fair value of our warrants resulting from the increase in our stock price during the six months ended June 30, 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. As of June 30, 2026, we had $381.3 million in cash, cash equivalents, and marketable securities and we had an accumulated deficit of $381.8 million.

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

As of June 30, 2026, we have sold an aggregate of 2,400,000 shares of our common stock through our ATM Facility pursuant to the Sales Agreement. The gross proceeds from these sales were approximately $33.9 million, before deducting sales agent commission and offering costs of approximately $1.2 million, resulting in net proceeds of approximately $32.7 million.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Net cash used in operating activities	(43,306)	(37,332)
Net cash used in investing activities	(211,267)	(93,629)
Net cash provided by (used in) financing activities	139,681	(3,000)
Effect of exchange rate changes on cash and cash equivalents	(32)	(58)
Net decrease in cash and cash equivalents	$(114,924)	$(134,019)

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2026 was $43.3 million, and was primarily due to our net loss of $48.4 million and a $3.2 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $8.2 million, primarily consisting of $8.5 million of stock-based compensation expense, partially offset by accretion of investment discounts.

Cash used in operating activities during the six months ended June 30, 2025 was $37.3 million, and was primarily due to our net loss of $34.5 million and a $9.3 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $6.5 million, of which $6.2 million related to stock-based compensation expense.

Cash Used in Investing Activities

Cash used in investing activities was $211.3 million during the six months ended June 30, 2026 and included cash outflows of $284.0 million related to the purchase of marketable securities, as well as $0.4 million related to the purchase of property and equipment, partially offset by $73.1 million in cash proceeds from the maturities of marketable securities.

Cash used in investing activities was $93.6 million during the six months ended June 30, 2025 and included cash outflows of $101.5 million related to the purchase of marketable securities as well as $0.6 million related to the purchase of property and equipment, partially offset by maturities of marketable securities of $8.5 million.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities during the six months ended June 30, 2026 was $139.7 million resulting from $123.6 million in net proceeds from an underwritten public offering of our common stock, $15.6 million in net proceeds from the issuance of common stock through our ATM facility and $3.2 million in stock option exercise proceeds, partially offset by $2.0 million in principal payments on our term loan, and a $0.7 million payment of the final fee related to the maturity of our term loan in April 2026.

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

Contractual Obligations and Other Commitments

Lease Obligations

We lease office and lab space at our corporate headquarters in Emeryville, California (the Emeryville Lease). The Emeryville Lease is accounted for as an operating lease and expires on February 28, 2031. Non-cancellable base rent lease obligations as of June 30, 2026 were $3.7 million, of which $0.8 million is due within the next 12 months.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs, CDMOs and other third-party vendors for preclinical research studies and testing, clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancellable obligations of service provided up to one year after the date of cancellation.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the six months ended June 30, 2026. There have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2026, which exceeded $700.0 million, we expect to cease being an emerging growth company and a smaller reporting company as of December 31, 2026. As a result, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027, we expect to become subject to the requirements applicable to non-accelerated filers that are neither emerging growth companies nor smaller reporting companies, including expanded executive compensation and financial statement disclosure. In addition, we will no longer be able to rely on the extended transition period under Section 107(b) of the JOBS Act, and will be required to adopt new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 7, 2025, a putative securities class action complaint was filed against us and certain of our officers and directors in the United States District Court for the Northern District of California (the "Court"). The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, based on allegations that defendants misrepresented and/or omitted certain information in our initial public offering registration statement concerning azelaprag. An amended complaint was filed on June 2, 2025. On October 30, 2025, the Court entered an order granting defendants’ motion to dismiss without prejudice. On November 20, 2025, a further amended complaint was filed. On March 2, 2026, the Court entered an order granting defendants’ further motion to dismiss with prejudice. On March 27, 2026, the plaintiff filed a notice of appeal of the Court’s order granting defendants’ motion to dismiss. On July 22, 2026, the plaintiff filed its opening brief in the United States Court of Appeals for the Ninth Circuit. Defendants’ answering brief is due on September 18, 2026, and any reply brief from the plaintiff is due by October 2, 2026. Oral argument, to the extent scheduled, would likely occur in early 2027.

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
•
Negative results or publicity for one drug for atherosclerotic cardiovascular disease (ASCVD) risk reduction, diabetic macular edema (DME) or obesity, or for NLRP3 inhibitors generally, could have a substantial impact on all drugs and product candidates for ASCVD risk reduction, DME or obesity, including any potential product candidates we may have in the future.
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

We are a clinical-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Drug development is a highly speculative undertaking and involves a substantial degree of risk. It entails substantial upfront capital expenditures and significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We commenced operations in 2015, have no products approved for commercial sale and have never generated any revenue from product sales. To date, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and licensed technologies, building our pipeline, performing research, conducting preclinical studies and early-stage clinical trials, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates, raising capital and providing general and administrative support for these operations.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any product revenue since our inception. If our future product candidates are not successfully developed, approved and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $48.4 million and $34.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $381.8 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of, and in-licensing of intellectual property related to, our former product candidate azelaprag, the research and development of our NLRP3 programs, our longitudinal human aging platform, and from general and administrative costs associated with our operations. BGE-102 and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially in connection with our planned and ongoing clinical trials for BGE-102, a potent, orally bioavailable, brain-penetrant small-molecule NLRP3 inhibitor being developed for diseases driven by inflammation including retinal diseases such as DME, our planned development of APJ agonists, and as we continue our development of, seek regulatory approval for and potentially commercialize BGE-102 or any future product candidates we may develop.

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

We had $381.3 million in cash, cash equivalents and marketable securities as of June 30, 2026 of which $62.5 million were long-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of the filing date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

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

Our future success is highly dependent on our ability to identify and develop, obtain regulatory approval for, and then successfully commercialize our lead product candidate, BGE-102, and any future product candidates, which may never occur. We are early in our development efforts with respect to BGE-102, which is a potent, orally bioavailable, brain-penetrant small-molecule NLRP3 inhibitor. We are also developing APJ agonists, which are in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that BGE-102 or any future product candidates we develop will achieve success in their respective clinical trials or obtain regulatory approval. We may also become dependent on product candidates that we may develop or acquire in the future. Given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization.

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

In August 2025, we announced that the first patient was dosed in our Phase 1 SAD / MAD clinical trial for BGE-102, and in April 2026 we reported results from the full Phase 1 SAD / MAD trial. In June 2026, we dosed the first participant in QUELL-CV, our Phase 2 dose-ranging proof-of-concept clinical trial of BGE-102 in participants with obesity and baseline inflammation at elevated cardiovascular risk. We also plan to initiate QUELL-DME, a Phase 1b/2a proof-of-concept trial of BGE-102 in DME, with results anticipated in mid-2027. It is impossible to predict when or if BGE-102 or any future product candidates will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of BGE-102 or any future product candidates, or a competitor’s product candidate in the same class, may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from our Phase 1b bed rest atrophy clinical trial and the lack of any negative safety signals in other Phase 1 clinical trials of azelaprag, in January 2025, we announced the discontinuation of the azelaprag program following observation of liver transaminitis without clinically significant symptoms in some subjects receiving azelaprag in our Phase 2 clinical trial. Interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. We may be unable to establish benefit on clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, particularly in the earlier stages of development. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of any future product candidates.

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

If the FDA or other comparable foreign regulatory authorities do not approve or withdraw their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any future product candidates, we may be unable to obtain approval of or successfully market any one or all of the future product candidates we may develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with any future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of any future product candidates, or if the cost of combination therapies is prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

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

We intend to initially focus our product candidate development on treatments for DME and obesity. Our projections of addressable patient populations within any particular disease state that may benefit from treatment with our product candidates are based on our estimates. Market opportunity estimates and growth forecasts included in this Quarterly Report are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Similarly, the percent of the population with DME and obesity could be lower than we anticipate. In both instances, the pool of potential patients that our current or any future product candidates could address could be substantially smaller than we anticipate. Additionally, the potentially addressable patient population for any future product candidates may not ultimately be amenable to treatment with any future product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any future product candidates that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

Negative results or publicity for one drug for ASCVD risk reduction, DME or obesity, or for NLRP3 inhibitors generally, could have a substantial impact on all drugs and product candidates for ASCVD risk reduction, DME or obesity, including any potential product candidates we may have in the future.

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our future product candidates or products, if approved, or our industry or competitors generally. Adverse publicity may include publicity about ASCVD risk reduction, DME or obesity, or about NLRP3 inhibitors or GLP-1R agonists generally, the efficacy, safety, and quality of our future product candidates, as well as of the broader category of obesity products, including any products that our future product candidates are intended to be used in combination with, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition, and results of operations. Further, any adverse effects in our future clinical trials, even if not ultimately attributable to our future product candidates, and the resulting publicity could result in withdrawal of clinical trial participants, and a decrease in demand for any such future product candidates. Our business, financial condition, and results of operations could be adversely affected if any of our future product candidates or products, if approved, or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA regulations, provide true, complete and accurate information to the FDA or other regulatory authorities, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain FDA approval of any of our current or future product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws will likely increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or other regulatory authorities, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store, generate, transfer, and transmit (collectively, “process”) confidential information (such as intellectual property, proprietary business data and patient data). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. We also outsource elements of our information technology systems and operations to third parties (such as vendors, contractors and consultants), and as a result we rely on and take steps designed to manage a number of third parties who have access to and process our confidential information.

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

We could be an emerging growth company until December 31, 2029, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Based on the market value of our common stock held by non-affiliates as of June 30, 2026, which exceeded $700.0 million, we expect to cease to be an emerging growth company as of December 31, 2026.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We will continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250.0 million, measured as of the last business day of our most recently completed second quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. Based on the market value of our common stock held by non-affiliates as of June 30, 2026, which exceeded $700.0 million, we do not expect to continue to qualify as a smaller reporting company following our annual determination. Until this change in status becomes effective, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Furthermore, since some of our third-party manufacturers are located in China and India, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States, such as the recent imposition of tariffs, or other trade barriers, or actions by the Chinese government, political unrest or unstable economic conditions in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, which was signed into law in December 2025 as part of the National Defense Authorization Act for FY 2026, prohibits U.S. federal agencies from entering into or renewing any contract, loan, or grant with any entity that uses “biotechnology equipment or services” produced or provided by a “biotechnology company of concern” to perform that contract, and authorizes the U.S. government to name additional Chinese “biotechnology companies of concern.” The Office of Management and Budget (OMB) of the U.S. government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent and successor entities of the foregoing. There is a safe harbor provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as a grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. It is unclear whether the grandfathering provision would apply to entities designated as “biotechnology companies of concern” due to their inclusion on the 1260H List. The guidance to be issued by OMB regarding implementation of the BIOSECURE Act may provide further clarity on this point. We are currently party to agreements with WuXi AppTec and its affiliates (WuXi), pursuant to which WuXi provides development and manufacturing services to us. WuXi AppTec was designated on the 1260H List on June 8, 2026. If WuXi or other WuXi affiliates that are or may become contractors of ours are designated as a “biotechnology company of concern” by OMB, we may be restricted in our ability to work with such companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. Setting up alternative manufacturing or supplier relationships in other jurisdictions would result in additional costs to the business and will require the time and attention of management.

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

Similar consequences may also occur as a result of a significant shutdown of the federal government. For example, over the last several years, and most recently in early 2026, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the volume of applications to the FDA for new product candidates increases materially, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The current Administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. These actions included, for example, directives to reduce agency workforce, which include the FDA and CMS, and related agencies. In addition, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most favored nation (MFN) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. In December 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation (CMMI), two mandatory MFN demonstration models under Medicare Parts B and D, respectively. Further, as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, the administration is working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

As is the case with small molecules generally, it is likely that there may be adverse side effects associated with the use of BGE-102 or any future product candidates. For example, in December 2024, we announced the discontinuation of our Phase 2 clinical trial of our former lead product candidate azelaprag following observation of liver transaminitis without clinically significant symptoms in some subjects receiving azelaprag. Future clinical trials may reveal significant adverse events not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of BGE-102 or any future product candidates. Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could occur and cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in more restrictive labeling than anticipated or the delay or denial of regulatory approval by the FDA or other regulatory authorities. If additional adverse events, serious adverse events (SAEs) or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of the respective class of agents that each of our product candidates are a part of, we may have difficulty recruiting participants to our clinical trials, participants may drop out of our trials, or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug. Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could also occur following discontinuation of azelaprag or any future product candidates with sufficient recovery periods, and we will need to monitor the severity and duration of side effects in our clinical trials. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of future product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities. Adverse events and SAEs that emerge during clinical investigation of or treatment with BGE-102 or any future product candidates may be deemed to be related to our product candidates. Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. For example, in January 2025, we terminated development of azelaprag, an orally available small-molecule agonist of APJ, for obesity and other chronic diseases.

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

Unstable market and economic conditions and adverse developments affecting the financial services industry, such as actual events or concerns involving inflation, liquidity, defaults or nonperformance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, and our financial condition and results of operations.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of tariffs, inflation, a potential recession, potential government shutdowns, uncertainty with respect to federal policy, regulations and employment, military conflict, terrorism or other geopolitical events, such as the conflicts in Ukraine, Venezuela, Iran, tensions between China and Taiwan and the possibility of a wider Middle Eastern, European or global conflict. Sanctions or tariffs imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. We previously kept substantially all of our cash, cash equivalents and marketable securities with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. While we were afforded full access to our cash, cash equivalents and marketable securities with SVB, we may be impacted by other disruptions to the U.S. banking system, including potential delays in our ability to transfer funds whether held with SVB or otherwise. The closure of any additional national or regional commercial banks could lead to further economic instability. Although the Department of the Treasury, the Federal Reserve and the FDIC have taken steps to mitigate these risks, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may still occur in the future. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering and Concurrent Private Placement

On September 25, 2024, our Registration Statement on Form S-1 (No. 333-281901) was declared effective by the SEC, pursuant to which we issued and sold an aggregate of 12,650,000 shares of common stock (inclusive of 1,650,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares) at a public offering price of $18.00 per share for aggregate gross proceeds of $227.7 million and aggregate net cash proceeds of $207.3 million, after deducting approximately $15.9 million in underwriting discounts and commissions and approximately $4.5 million in offering costs. Concurrently with the initial public offering, we also completed a private placement, in which we issued and sold an aggregate of 588,888 shares of our common stock at a price of $18.00 per share to Sofinnova Venture Partners XI, L.P. The aggregate cash purchase price of the private placement shares was $10.6 million, resulting in aggregate net cash proceeds of $9.9 million, after deducting approximately $0.7 million in placement agent fees. Our IPO and concurrent private placement closed on September 27, 2024. Goldman Sachs & Co LLC, Morgan Stanley, Jefferies LLC and Citigroup acted as joint book-running managers for the offering and placement agents for the concurrent private placement. In connection with our IPO and concurrent private placement, no payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We plan to use the net proceeds from our initial public offering to fund research, clinical and process development and manufacturing of our product candidates, including BGE-102 and our APJ programs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 6, 2026, Kristen Fortney, Ph.D., the Company's Chief Executive Officer, President, and a member of its Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Fortney's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential exercise and sale of up to 180,000 shares of the Company's common stock subject to stock options held by Dr. Fortney at a minimum price of $20.00 per share until August 15, 2027. Dr. Fortney's Rule 10b5-1 trading plan also provides for the potential sale of up to 180,000 shares of the Company's common stock held by Dr. Fortney at minimum prices ranging from $30.00 to $44.00 per share until August 15, 2027.

On April 29, 2026, Eric Morgen, M.D., the Company's Chief Operating Officer and a member of its Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Morgen's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential exercise and sale of up to 355,813 shares of the Company's common stock subject to stock options held by Dr. Morgen at minimum prices ranging from $18.00 to $60.00 per share until December 31, 2027. Dr. Morgen's Rule 10b5-1 trading plan also provides for the potential sale of up to 33,612 shares of the Company's common stock held by Dr. Morgen at a minimum price of $18.00 per share until December 31, 2027.

On April 24, 2026, Ling Chen, M.D., the spouse of Eric Morgen, M.D., the Company's Chief Operating Officer and a member of its Board of Directors, adopted a Rule 10b5-1 trading plan, which Dr. Chen subsequently modified on April 28, 2026. Because Dr. Morgen is deemed to beneficially own the shares held by Ling Chen, the plan is reported as Dr. Morgen's. Dr. Chen's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential exercise and sale of up to 29,715 shares of the Company's common stock subject to stock options held by Dr. Chen at minimum prices ranging from $18.00 to $40.00 per share until December 31, 2027.

On April 23, 2026, Dov Goldstein, M.D., the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading plan, which Dr. Goldstein subsequently modified on April 27, 2026. Dr. Goldstein's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential exercise and sale of up to 20,000 shares of the Company's common stock subject to a stock option held by Dr. Goldstein at minimum prices ranging from $19.00 to $22.00 per share until October 29, 2027.

On April 30, 2026, Paul Rubin, M.D., the Company's Chief Medical Officer, adopted a Rule 10b5-1 trading plan. Dr. Rubin's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential exercise and sale of up to 96,000 shares of the Company's common stock subject to a stock option held by Dr. Rubin at a minimum price of $14.50 per share until October 29, 2027.

On April 27, 2026, Rekha Hemrajani, a member of the Company's Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Hemrajani's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential exercise and sale of up to 22,000 shares of the Company's common stock subject to stock options held by Ms. Hemrajani at minimum prices ranging from $27.00 to $30.00 per share until October 29, 2027. Ms. Hemrajani's Rule 10b5-1 trading plan also provides for the potential sale of up to 3,000 shares of the Company's common stock held by Ms. Hemrajani at a minimum price of $33.00 per share until October 29, 2027.

The Rule 10b5-1 trading plans listed above each included a representation from the director or officer to the broker administering the plan that they were not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company by each director or officer in a certification provided to us in connection with the adoption of the plan under the Company’s insider trading policy. Those representations were made as of the date of adoption of each Rule 10b5-1 trading plan or certification, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material nonpublic information of which the director or officer was unaware, or with respect to any material nonpublic information acquired by the director or officer or the Company after the applicable date of the representation.

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

BioAge Labs, Inc.

Date: August 5, 2026	By:	/s/ Kristen Fortney
Kristen Fortney, Ph.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Dov Goldstein
Dov Goldstein, M.D.
Chief Financial Officer
(Principal Financial Officer)