Form 10-Q
period 2026-09-30
BioAge Labs, Inc.
filed 2026-11-05
CIK 1709941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 45,958,509 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, including BGE-102 and our APJ programs, the potential for BGE-102 as a treatment for diseases driven by inflammation including diabetic macular edema and cardiovascular risk, and the expected timeline for data readouts from our ongoing Phase 2 clinical trials, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, the timing of Investigational New Drug application filings for our APJ programs, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents, and marketable securities, general economic, industry and market conditions, including fluctuating interest rates and inflation, cybersecurity incidents, significant political, trade or regulatory developments, including tariffs, any future federal government shutdowns, or shifting priorities within the U.S. Food and Drug Administration, and political instability and military hostilities in multiple geographies, such as the conflicts in Ukraine, Venezuela, Iran, tensions between China and Taiwan and the possibility of a wider Middle Eastern, European or global conflict, on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$52,666	$188,888
Marketable securities, current	230,971	92,210
Accounts receivable	565	769
Prepaid expenses and other current assets	10,852	4,926
Total current assets	295,054	286,793
Marketable securities	68,680	4,032
Property and equipment, net	1,130	963
Operating lease right-of-use assets	2,479	2,785
Other assets	305	316
Total assets	$367,648	$294,889
Liabilities
Current Liabilities:
Accounts payable	$1,893	$2,674
Accrued expenses and other current liabilities	11,783	8,480
Current portion of term loan	—	2,648
Operating lease liabilities, current	719	582
Deferred revenue	4,632	5,754
Total current liabilities	19,027	20,138
Warrant liability	164	370
Operating lease liabilities	2,011	2,330
Total liabilities	21,202	22,838
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 45,951,078 and 37,386,908 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	762,883	605,189
Accumulated other comprehensive income (loss)	(1,167)	278
Accumulated deficit	(415,270)	(333,416)
Total stockholders’ equity	346,446	272,051
Total liabilities and stockholders’ equity	$367,648	$294,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Collaboration revenue	$298	$2,054	$5,521	$5,917
Operating expenses:
Research and development	30,233	18,513	75,008	49,466
General and administrative	7,476	6,681	22,632	20,808
Total operating expenses	37,709	25,194	97,640	70,274
Loss from operations	(37,411)	(23,140)	(92,119)	(64,357)
Other income (expense)
Interest expense	—	(149)	(40)	(605)
Interest and other income (expense), net	3,393	3,160	10,099	10,294
Gain (loss) from changes in fair value of warrants	514	(42)	206	6
Total other income (expense), net	3,907	2,969	10,265	9,695
Net loss	$(33,504)	$(20,171)	$(81,854)	$(54,662)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.56)	$(1.84)	$(1.52)
Weighted-average common shares outstanding, basic and diluted	45,911,481	35,850,037	44,422,847	35,850,037
Comprehensive loss:
Net loss	(33,504)	(20,171)	(81,854)	(54,662)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments	(724)	73	(1,449)	102
Foreign currency translation adjustment	35	(10)	4	(72)
Total other comprehensive income (loss):	(689)	63	(1,445)	30
Total comprehensive loss	$(34,193)	$(20,108)	$(83,299)	$(54,632)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share information)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	37,386,908	$—	$605,189	$278	$(333,416)	$272,051
Underwritten stock offering, net of underwriting discounts and commissions, and offering expenses	6,782,050	—	123,557	—	—	123,557
Stock option exercises	217,827	—	1,715	—	—	1,715
Stock-based compensation expense	—	—	4,256	—	—	4,256
Unrealized loss on marketable securities	—	—	—	(178)	—	(178)
Foreign currency translation adjustment	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(22,253)	(22,253)
Balance, March 31, 2026	44,386,785	$—	$734,717	$73	$(355,669)	$379,121
Issuance of common shares under at-the-market sales agreement, net of placement agent fee and offering costs	1,000,000	—	15,637	—	—	15,637
Stock option exercises	390,117	—	2,534	—	—	2,534
Stock-based compensation expense	—	—	4,269	—	—	4,269
Unrealized loss on marketable securities	—	—	—	(547)	—	(547)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(26,097)	(26,097)
Balance, June 30, 2026	45,776,902	$—	$757,157	$(478)	$(381,766)	$374,913
Issuance of common stock under employee stock purchase plan	16,318	—	98	—	—	98
Stock option exercises	157,858	—	984	—	—	984
Stock-based compensation expense	—	—	4,644	—	—	4,644
Unrealized loss on marketable securities	—	—	—	(724)	—	(724)
Foreign currency translation adjustment	—	—	—	35	—	35
Net loss	—	—	—	—	(33,504)	(33,504)
Balance, September 30, 2026	45,951,078	$—	$762,883	$(1,167)	$(415,270)	$346,446

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	35,850,037	$—	$575,693	$245	$(252,811)	$323,127
Stock-based compensation expense	—	—	2,949	—	—	2,949
Unrealized gain on marketable securities	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(12,928)	(12,928)
Balance, March 31, 2025	35,850,037	$—	$578,642	$264	$(265,739)	$313,167
Stock-based compensation expense	—	—	3,229	—	—	3,229
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(21,563)	(21,563)
Balance, June 30, 2025	35,850,037	$—	$581,871	$212	$(287,302)	$294,781
Stock-based compensation expense	—	—	2,791	—	—	2,791
Unrealized gain on marketable securities	—	—	—	73	—	73
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(20,171)	(20,171)
Balance, September 30, 2025	35,850,037	$—	$584,662	$275	$(307,473)	$277,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

BIOAGE LABS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(81,854)	$(54,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,169	8,969
Depreciation expense	213	144
Non-cash interest expense	12	156
Non-cash lease expense	126	115
Gain from changes in fair value of warrants	(206)	(6)
Accretion of net investment discounts	(1,507)	—
Changes in operating assets and liabilities:
Accounts receivable	204	(515)
Prepaid expenses and other current assets	(5,920)	(1,481)
Other assets	11	13
Accounts payable	(768)	3,095
Accrued expenses and other current liabilities	3,377	(4,766)
Deferred revenue	(1,122)	(4,438)
Net cash used in operating activities	(74,265)	(53,376)
INVESTING ACTIVITIES
Purchase of property and equipment	(372)	(607)
Purchases of marketable securities	(344,863)	(114,431)
Maturities of marketable securities	141,512	34,250
Net cash used in investing activities	(203,723)	(80,788)
FINANCING ACTIVITIES
Proceeds from underwritten offering of common stock, net of underwriting discounts and commissions	124,315	—
Underwritten offering issuance costs paid	(758)	—
Proceeds from issuance of common stock through at-the-market facility, net of commissions	15,852	—
Issuance costs paid on at-the-market offering	(215)	—
Deferred offering costs paid	(102)	(44)
Term loan principal payments	(2,000)	(4,500)
Payment of term loan final fee for loan maturity	(660)	—
Proceeds from issuance of common shares under employee stock purchase plan	98	—
Proceeds from issuance of common shares upon stock option exercises	5,233	—
Net cash provided by (used in) financing activities	141,763	(4,544)
Effect of changes in exchange rate on cash and cash equivalents	3	(68)
Net decrease in cash and cash equivalents	(136,222)	(138,776)
Cash and cash equivalents at beginning of period	188,888	354,349
Cash and cash equivalents at end of period	$52,666	$215,573
Supplemental non-cash disclosure:
Deferred offering costs included in accounts payable and accrued expenses	$27	$255
Purchases of property and equipment in accounts payable and accrued expenses	$21	$42
Cash paid for interest	$46	$526
Right-of-use assets obtained in exchange for lease obligation	$—	$3,106

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

On October 2, 2025, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the "SEC"), as amended on November 5, 2025, and entered into a sales agreement with Leerink Partners LLC, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $75.0 million, referred to as the “at-the-market” program. The Company may terminate this at-the-market program at any time, pursuant to its terms.

As of September 30, 2026, 2,400,000 shares of the Company's common stock had been sold pursuant to the “at-the-market” program for gross proceeds of approximately $33.9 million.

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

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $415.3 million as of September 30, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $352.3 million, of which $68.7 million were long-term marketable securities.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States of America generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of BioAge Labs, Inc. and its wholly owned subsidiary, BioAge Labs PTY LTD. BioAge Labs PTY LTD was incorporated in Australia in December 2020. All intercompany accounts and transactions have been eliminated in consolidation.

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

Marketable securities consist of high-grade debt securities. Marketable securities with maturities within twelve months from the balance sheet date are classified as short-term marketable securities and those with maturities over twelve months from the balance sheet date are classified as long-term marketable securities. The Company classifies all marketable securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. As of and for the nine months ended September 30, 2026 and 2025, the Company did not have any allowance for credit losses or impairments of its marketable securities.

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

As of September 30, 2026 and December 31, 2025, one customer accounted for 100% of the Company’s accounts receivable. For the nine months ended September 30, 2026 and 2025, the same customer accounted for 100% of the Company’s revenue.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$32,231	$—	$—	$32,231
U.S. government agency bonds	—	8,198	—	8,198
Commercial paper	—	11,979	—	11,979
Cash equivalents	$32,231	$20,177	$—	$52,408

U.S. government bonds	$110,288	$—	$—	$110,288
U.S. government agency bonds	—	69,252	—	69,252
Commercial paper	—	19,267	—	19,267
Corporate debt securities	—	30,663	—	30,663
Foreign corporate debt securities	—	1,501	—	1,501
Short-term marketable securities	$110,288	$120,683	$—	$230,971

U.S. government bonds	$12,871	$—	$—	$12,871
U.S. government agency bonds	—	47,347	—	47,347
Corporate debt securities	—	8,462	—	8,462
Long-term marketable securities	$12,871	$55,809	$—	$68,680

Total fair value of financial assets	$155,390	$196,669	$—	$352,059

Liabilities:
Warrant liability	$—	$—	$164	$164

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$182,234	$—	$—	$182,234
Commercial paper	—	5,736	—	5,736
Corporate debt securities	—	642	—	642
Cash equivalents	$182,234	$6,378	$—	$188,612

U.S. government bonds	$41,093	$—	$—	$41,093
Commercial paper	—	5,053	—	5,053
U.S. government agency bonds	—	11,613	—	11,613
Corporate debt securities	—	32,941	—	32,941
Foreign corporate debt securities	—	1,510	—	1,510
Short-term marketable securities	$41,093	$51,117	$—	$92,210

U.S. government bonds	$4,032	$—	$—	$4,032
Long-term marketable securities	$4,032	$—	$—	$4,032

Total fair value of financial assets	$227,359	$57,495	$—	$284,854

Liabilities:
Warrant liability	$—	$—	$370	$370

Cash Equivalents and Marketable Securities

Cash equivalents include debt securities that have a maturity of three months or less from the original acquisition date. The Company’s money market funds and U.S. government bonds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Corporate debt securities, commercial paper and U.S. government agency bonds are classified within Level 2 of the fair value hierarchy as they take into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

The following tables summarize the Company's cash equivalents and marketable securities' amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category (in thousands):

			Unrealized
September 30, 2026	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$32,231	$—	$—	$32,231
U.S. government agency bonds	Three months or less	8,198	(1)	1	8,198
Commercial paper	Three months or less	11,980	(1)	—	11,979
Cash equivalents		$52,409	$(2)	$1	$52,408

U.S. government bonds	Less than 1 year	$110,558	$(270)	$—	$110,288
U.S. government agency bonds	Less than 1 year	69,415	(163)	—	69,252
Commercial paper	Less than 1 year	19,317	(50)	—	19,267
Corporate debt securities	Less than 1 year	30,776	(113)	—	30,663
Foreign corporate debt securities	Less than 1 year	1,502	(1)	—	1,501
Short-term marketable securities		$231,568	$(597)	$—	$230,971

U.S. government bonds	1 to 2 years	$12,961	$(90)	$—	$12,871
U.S. government agency bonds	1 to 2 years	47,890	(543)	—	47,347
Corporate debt securities	1 to 2 years	8,559	(97)	—	8,462
Long-term marketable securities		$69,410	$(730)	$—	$68,680

Total financial assets		$353,387	$(1,329)	$1	$352,059

			Unrealized
December 31, 2025	Contractual Maturity	Amortized Cost	Losses	Gains	Fair Value
Assets:
Money market funds	Three months or less	$182,234	$—	$—	$182,234
Commercial paper	Three months or less	5,736	—	—	5,736
Corporate debt securities	Three months or less	642	—	—	642
Cash equivalents		$188,612	$—	$—	$188,612

U.S. government bonds	Less than 1 year	$41,014	$—	$79	$41,093
Commercial paper	Less than 1 year	5,051	—	2	5,053
U.S. government agency bonds	Less than 1 year	11,604	—	9	11,613
Corporate debt securities	Less than 1 year	32,933	(4)	12	32,941
Foreign corporate debt securities	Less than 1 year	1,510	—	—	1,510
Short-term marketable securities		$92,112	$(4)	$102	$92,210

U.S. government bonds	1 to 2 years	$4,008	$—	$24	$4,032
Long-term marketable securities		$4,008	$—	$24	$4,032

Total financial assets		$284,732	$(4)	$126	$284,854

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before maturity. No allowance for credit losses has been recognized as of September 30, 2026 or December 31, 2025. During the nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

As of September 30, 2026 and December 31, 2025, the Company had accrued interest receivable of $2.3 million and $1.2 million, respectively, which was included in the prepaid expenses and other current assets financial statement line item in the condensed consolidated balance sheets.

Warrant Liability

As of September 30, 2026, warrants to purchase 31,690 shares of common stock were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company's stock price, risk-free rate, and volatility.

The following table sets forth the changes in fair value of the warrant liability for the nine months ended September 30, 2026 (in thousands):

Fair value at December 31, 2025	$370
Changes in fair value	107
Fair value at March 31, 2026	$477
Changes in fair value	201
Fair value at June 30, 2026	$678
Changes in fair value	(514)
Fair value at September 30, 2026	$164

Note 3. Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Lab equipment	$1,425	$1,023
Computer equipment and software	71	72
Furniture and fixtures	165	167
Leasehold improvements	161	161
Construction-in-progress	—	22
Property and equipment, gross	$1,822	$1,445
Accumulated depreciation	(692)	(482)
Property and equipment, net	$1,130	$963

Depreciation expense was $0.2 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Research and development expenses	$7,364	$3,603
Payroll and related costs	4,017	4,352
Other	402	525
Total accrued expenses and other current liabilities	$11,783	$8,480

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

As of December 31, 2025, $2.0 million of principal was outstanding under the Term Loan and was included, together with the accreted final payment fee, in the current portion of term loan in the condensed consolidated balance sheets. The Term Loan matured on April 1, 2026, at which time the Company repaid all outstanding principal, accrued interest and the final payment fee in full.

Note 5. Capital Structure

There are 500,000,000 shares of common stock authorized as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, there were 10,000,000 shares of preferred stock authorized and no preferred shares issued and outstanding. Common stock reserved for future issuance as of September 30, 2026 and December 31, 2025, consisted of the following:

	September 30, 2026	December 31, 2025
Stock options, issued and outstanding	9,058,130	7,914,058
Stock options, authorized for future issuance	2,086,138	2,128,767
Employee stock purchase plan, shares authorized for future issuance	1,046,051	688,500
Warrants, issued and outstanding	31,690	31,690
Total common stock reserved for future issuance	12,222,009	10,763,015

Note 6. Stock-Based Compensation

Stock Option Plans

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and consultants. The Company issued stock options under the 2015 Equity Incentive Plan, as amended (the “2015 Plan”) until September 2024, when the 2024 Equity Incentive Plan (the “2024 Plan”) was adopted. There are no remaining shares available to be granted under the 2015 Plan. There were 3,915,069 and 5,143,061 stock options outstanding under the 2015 Plan and 2024 Plan, respectively, as of September 30, 2026.

The 2024 Plan authorizes the award of incentive stock options ("ISOs"), which are intended to qualify for tax treatment under Section 422 of the U.S. Internal Revenue Code of 1986, as amended, and nonqualified stock options, Restricted Stock Awards, Stock Appreciation Rights, Restricted Stock Units (each as defined in the 2024 Plan), performance awards and stock bonus awards (each as defined in the 2024 Plan). The 2024 Plan initially reserved 3,650,000 shares of the Company's common stock, which includes any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2024 Plan, for issuance pursuant to awards granted under the 2024 Plan. The number of shares reserved for issuance under the 2024 Plan will increase automatically on January 1 of each of the first ten calendar years during the term of the 2024 Plan by the number of shares equal to the lesser of 5% of the aggregate number of all classes of the Company's common stock and the total number of shares of the Company's common stock subject to any pre-funded warrants, in each case, as issued and outstanding as of the immediately preceding December 31, or a number as may be determined by the Company's board of directors. Pursuant to the 2024 Plan, ISOs may be granted only to employees of the Company. The Company may grant all other types of awards to its employees, directors and consultants.The terms of the agreements are determined by the board of directors. The Company’s stock options have a maximum term of 10 years and vest based on the terms in the agreements, generally over 4 years. As of September 30, 2026, 2,086,138 shares were available for future grants under the 2024 Plan.

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance-December 31, 2025	7,914,058	$7.74	7.9	$46,246
Granted	1,928,345	18.91
Exercised	(765,802)	6.83
Forfeited/expired	(18,471)	10.00
Balance-September 30, 2026	9,058,130	$10.19	7.7	$8,226
Vested and Exercisable-September 30, 2026	4,567,598	$9.03	6.8	$3,802

The intrinsic value of the stock options that were exercised during the nine months ended September 30, 2026 was $10.5 million. There were no stock options exercised during the nine months ended September 30, 2025.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $15.30 and $3.67, respectively, and were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2026	2025
Weighted-average risk-free interest rate	3.9%	4.4%
Expected term of stock options (in years)	6.0	6.0
Weighted-average expected stock price volatility	101.4%	108.0%
Estimated dividend yield	—	—

Stock-based compensation expense recorded as research and development and general and administrative expenses in the statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,628	$863	$4,585	$2,441
General and administrative	3,016	1,928	8,584	6,528
Total stock-based compensation expense	$4,644	$2,791	$13,169	$8,969

As of September 30, 2026, there was $40.1 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

In September 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the "2024 ESPP"). The 2024 ESPP enables eligible employees to purchase shares of the Company's common stock with accumulated payroll deductions. The Company has initially reserved 330,000 shares of its common stock for sale under the 2024 ESPP. The aggregate number of shares issued over the term of the 2024 ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 3,300,000 shares of the Company's common stock. As of September 30, 2026, there were a total of 1,046,051 shares available for future purchase under the 2024 ESPP.

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

Legal Proceedings

On January 7, 2025, a putative securities class action complaint was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California (the "Court"). The complaint alleged violations of Section 11 and Section 15 of the Securities Act, based on allegations that defendants misrepresented and/or omitted certain information in the Company’s initial public offering registration statement concerning azelaprag. An amended complaint was filed on June 2, 2025. On October 30, 2025, the Court entered an order granting defendants’ motion to dismiss without prejudice. On November 20, 2025, a further amended complaint was filed. On March 2, 2026, the Court entered an order granting defendants’ further motion to dismiss with prejudice. On March 27, 2026, the plaintiff filed a notice of appeal of the Court’s order granting defendants’ motion to dismiss. On July 22, 2026, the plaintiff filed its opening brief in the United States Court of Appeals for the Ninth Circuit. On October 19, 2026, defendants filed their answering brief, and plaintiff’s reply brief is due on December 9, 2026. Oral argument, to the extent scheduled, would likely occur in early 2027.

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

As of September 30, 2026, the Emeryville Lease remaining lease term was 4.4 years and the discount rate used to determine the operating lease liability was 11.6%.

Operating lease expense was $0.2 million for the three months ended September 30, 2026 and 2025, and $0.6 million for the nine months ended September 30, 2026 and 2025. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, and was included in net cash used in operating activities in the Company’s condensed consolidated statement of cash flows. Variable lease payments related to operating leases were $0.4 million and less than $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, maturities of lease liabilities were as follows:

2026 (excluding the nine months ended September 30, 2026)	$186
2027	$763
2028	$786
2029	$810
2030	$834
2031	$140
Total operating lease payments	3,519
Less: imputed interest	(789)
Total operating lease liabilities	2,730
Less: current portion	(719)
Operating lease liability, net of current portion	$2,011

Note 8. Collaboration Agreement

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

In consideration for the rights granted under the Novartis Agreement, the Company has received and may receive upfront payments and research funding of up to $21.0 million, and up to $530.0 million in future long-term research, development, and commercial milestones. The Company and Novartis each have the right to advance novel targets discovered under the Novartis Agreement and are each eligible to receive reciprocal success milestones and receive tiered royalties on net sales of licensed products.

Collaboration revenue of $0.3 million and $2.1 million was recognized under the Novartis Agreement for the three months ended September 30, 2026 and 2025, respectively, and $5.5 million and $5.9 million for the nine months ended September 30, 2026 and 2025, respectively. In September 2026, the Company and Novartis amended the Novartis Agreement to increase the research funding cap by $0.9 million and expand the research activities to be performed, which increased the total estimated effort required to satisfy the performance obligation. The Company accounted for the amendment as a modification of the existing contract and recorded a cumulative catch-up adjustment that reduced revenue by $1.7 million in the three and nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recognized $1.1 million of revenue that was included in deferred revenue as of December 31, 2025, and $4.4 million related to research funding for reimbursable costs incurred under the Novartis Agreement. Deferred revenue related to the Novartis Agreement amounted to $4.6 million and $5.8 million as of September 30, 2026 and December 31, 2025, respectively, all of which was included in current liabilities within the condensed consolidated balance sheets.

Note 9. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2026. The Company incurred losses for the three and nine months ended September 30, 2026 and expects to continue to incur losses through the remainder of the year ending December 31, 2026, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no federal, state or foreign income taxes are expected and none have been recorded for the nine months ended September 30, 2026.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance.

As of September 30, 2026, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands except for share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(33,504)	$(20,171)	$(81,854)	$(54,662)
Denominator:
Weighted-average shares of common stock outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	45,911,481	35,850,037	44,422,847	35,850,037
Net loss per share attributable to common stockholders, basic and diluted:	$(0.73)	$(0.56)	$(1.84)	$(1.52)

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

	September 30, 2026	September 30, 2025
Stock options, issued and outstanding	9,058,130	8,114,827
Warrants to purchase common stock	31,690	31,690
Total	9,089,820	8,146,517

Note 11. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of employee contributions into the plan up to a maximum of 4% of eligible compensation. The Company’s matching contributions to employees were $0.1 million for the three months ended September 30, 2026 and 2025, and $0.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 12. Segment Reporting

The Company has one reportable segment, which is the business of developing therapeutic product candidates for cardiometabolic diseases by targeting the biology of human aging.

The Company’s chief operating decision maker (the "CODM") is its chief executive officer. When evaluating the Company's financial performance, the CODM reviews total operating expenses and expense by function to make decisions on a company-wide basis.

As a single reportable segment entity, the determined measure of profit or loss is the Company’s consolidated net income (loss). Consolidated asset information for the Company’s single reportable segment is presented in the Company’s condensed consolidated balance sheets.

The table below is a summary of the segment net loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$298	$2,054	$5,521	$5,917
Segment expenses:
Direct program costs	22,243	12,248	52,062	30,832
Indirect research and development expenses	7,990	6,265	22,946	18,634
General and administrative	7,476	6,681	22,632	20,808
Total operating and segment expenses	$37,709	$25,194	$97,640	$70,274
Loss from operations	(37,411)	(23,140)	(92,119)	(64,357)
Total other income (expense), net	3,907	2,969	10,265	9,695
Segment and consolidated net loss	$(33,504)	$(20,171)	$(81,854)	$(54,662)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited financial statements and the notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 24, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing therapeutic product candidates for cardiometabolic diseases by targeting the biology of human aging. Our technology platform and differentiated human datasets enable us to identify promising targets based on insights into molecular changes that drive aging.

Our lead program, BGE-102, is a potent, orally bioavailable, brain-penetrant small-molecule NLRP3 inhibitor being developed for diseases driven by inflammation including diabetic macular edema (DME) and cardiovascular risk. BGE-102 has a distinct mechanism and binding site from other NLRP3 inhibitors in development with issued patents covering both composition of matter and claims for the unique binding site. We are actively evaluating additional indications where NLRP3 inhibition may deliver meaningful benefit.

In April 2026, we reported results from the full Phase 1 Single Ascending Dose (SAD) / Multiple Ascending Dose (MAD) clinical trial of BGE-102, including two cohorts of participants with obesity and elevated inflammatory markers such as high-sensitivity C-reactive protein (hsCRP) (60 mg dosed once daily for 21 days and 120 mg dosed for 14 days), demonstrating potential best-in-class reductions in hsCRP and consistent reductions across multiple inflammatory biomarkers with a favorable tolerability profile. BGE-102 achieved up to 98% suppression of IL-1β at trough in an ex vivo whole-blood assay, was well tolerated across all dose levels evaluated; all treatment-emergent adverse events were mild to moderate and self-limited, with no dose dependency, no serious adverse events, no discontinuations due to adverse events, and no clinically meaningful changes in vital signs, electrocardiograms, or laboratory values. BGE-102 demonstrated rapid, profound, and sustained hsCRP reductions at both evaluated dose levels in participants with obesity and elevated baseline hsCRP. At 60 mg once daily for 21 days, BGE-102 achieved an 86% median reduction in hsCRP at Day 21, with 87% of participants on active treatment (13/15) achieving hsCRP below 2 mg/L and 60% (9/15) reaching hsCRP at or below 1 mg/L. At 120 mg once daily for 14 days, BGE-102 demonstrated an 86% median reduction in hsCRP at Day 14, with 93% of participants on active treatment (13/14) achieving hsCRP levels below 2 mg/L and 71% (10/14) reaching hsCRP at or below 1 mg/L. BGE-102 also produced consistent reductions in IL-6 (55–78% at 60 mg and 58–69% at 120 mg), fibrinogen (19–23% at 60 mg and 24–30% at 120 mg).

In June 2026, we dosed the first participant in QUELL-CV, a randomized, double-blind, placebo-controlled, Phase 2 dose-ranging proof-of-concept trial evaluating BGE-102, measuring inflammatory and cardiometabolic biomarkers. QUELL-CV completed enrollment of approximately 160 adults with obesity and baseline inflammation at elevated cardiovascular risk (hsCRP >3 mg/L), randomized to placebo or BGE-102 at 30 mg, 60 mg, or 90 mg administered orally once daily (~40 participants per arm) for 12 weeks. The primary endpoint is percent change from baseline in hsCRP, a pharmacodynamic measure of NLRP3 pathway inhibition, and the trial is designed to characterize the dose-response relationship for BGE-102 and to support dose selection for further development. We anticipate reporting topline data from QUELL-CV in the fourth quarter of 2026.

DME is our first proof-of-concept indication for BGE-102 in ophthalmology. DME affects approximately 1 million patients in the United States, and current intravitreal therapies face significant unmet need due to high injection burden and a substantial refractory population to anti-vascular endothelial growth factor (VEGF) therapy. In a preclinical model of DME, oral BGE-102 demonstrated dose-dependent preservation of retinal vascular integrity, achieving near-complete protection from vascular leakage and up to 90% preservation of microvascular integrity.

In September 2026, we dosed the first participant in QUELL-DME, a randomized, controlled, three-arm Phase 2 trial evaluating once-daily oral BGE-102 in approximately 180 adults with DME, both as monotherapy and as an add-on to standard-of-care anti-VEGF intravitreal therapy. Participants are randomized 1:1:1 to intravitreal anti-VEGF plus oral placebo, intravitreal anti-VEGF plus BGE-102 90 mg once daily, or sham intravitreal injection plus BGE-102 90 mg once daily, for 12 weeks of dosing. The primary endpoint is change from baseline in best-corrected visual acuity (BCVA) at week 12, and exploratory endpoints include measures of retinal parameters and intraocular and plasma biomarkers. We anticipate reporting topline results from QUELL-DME in the second half of 2027. Beyond DME, we expect the results to inform our development strategy in other NLRP3-driven retinal diseases, including geographic atrophy.

In addition to NLRP3 inhibition, we are also developing novel apelin receptor APJ agonists for obesity, including long-acting injectable and oral small-molecule APJ agonist programs. In preclinical obesity models, APJ agonism has demonstrated the ability to roughly double the weight loss induced by a glucagon-like peptide-1 receptor (GLP-1R) agonist while also restoring healthy body composition and improving muscle function. We intend to file the first Investigational New Drug application (IND) for an APJ program by year-end 2026.

We are also advancing earlier stage platform-derived programs in collaboration with Eli Lilly and Company (Lilly), and have an ongoing target discovery collaboration with Novartis Pharma AG (Novartis). In October 2026, our AI-driven drug discovery collaboration with Deep Origin reached its first milestone, with hits identified computationally against a BioAge target validated in our laboratory.

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

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any future product candidates. Our net losses were $81.9 million and $54.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $415.3 million. We expect to continue to incur net operating losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, which could include licenses, collaborations, or other strategic partnerships. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. If we raise additional funds through licenses, collaborations, or other strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. There is no assurance that we will ever be profitable or generate positive cash flow from operating activities. Our ability to raise additional funds may also be adversely impacted by potential worsening global macroeconomic, industry and market conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which we operate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the U.S. federal debt ceiling and budget and any future government shutdowns related thereto, labor shortages, supply chain disruptions, potential recession, inflation and changing interest rates, significant trade or regulatory developments, including tariffs or shifting priorities within the U.S. Food and Drug Administration (FDA), and political instability and military hostilities in multiple geographies, such as the conflicts in Ukraine, Venezuela, Iran, tensions between China and Taiwan and the possibility of a wider Middle Eastern, European or global conflict.

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

As of September 30, 2026, we had $352.3 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the filing date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled "Liquidity and Capital Resources" included elsewhere in this Quarterly Report.

Collaboration Agreement with Novartis Pharma AG

On December 16, 2024, we entered into a collaboration agreement with Novartis to identify and validate novel therapeutic drug targets by investigating the biological mechanisms that drive diseases related to aging and mediate the beneficial effects of physical exercise (the Novartis Agreement).

Under the terms of the Novartis Agreement, we are obligated to perform additional analyses on our longitudinal human aging cohort datasets, to expand data included in our discovery platform, and perform other activities to enable the identification and validation of novel therapeutic drug targets.

In consideration for the rights granted under the Novartis Agreement, we have received and may receive upfront payments and research funding of up to $21.0 million, and up to $530.0 million in future long-term research, development, and commercial milestones. We and Novartis each have the right to advance novel targets discovered under the Novartis Agreement and are each eligible to receive reciprocal success milestones and receive tiered royalties on net sales of licensed products.

Collaboration revenue of $0.3 million and $2.1 million was recognized under the Novartis Agreement for the three months ended September 30, 2026 and 2025, respectively, and $5.5 million and $5.9 million for the nine months ended September 30, 2026 and 2025, respectively. In September 2026, we and Novartis amended the Novartis Agreement to increase the research funding cap and expand the research activities to be performed, which increased the total estimated effort required to satisfy the performance obligation. We accounted for the amendment as a modification of the existing contract and recorded a cumulative catch-up adjustment that reduced revenue by $1.7 million in the three and nine months ended September 30, 2026. During the nine months ended September 30, 2026, we recognized $1.1 million of revenue that was included in deferred revenue as of December 31, 2025, and $4.4 million related to research funding for reimbursable costs incurred under the Novartis Agreement. Deferred revenue related to the Novartis Agreement amounted to $4.6 million and $5.8 million as of September 30, 2026 and December 31, 2025, respectively, all of which was included in current liabilities within the condensed consolidated balance sheets.

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

Other Income, Net

Interest Expense

Interest expense consisted of interest incurred on our term loan, which was repaid in full upon its maturity on April 1, 2026.

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consist of interest income generated from interest bearing cash, cash equivalents, and marketable securities.

Gain (Loss) from Changes in Fair Value of Warrants

Gain (loss) on changes in fair value of warrants consists of assessed changes in fair value of warrants to purchase our common stock.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $204.1 million and $15.9 million, respectively, which expire at various dates beginning in 2035. These attributes may be subject to Section 382 limitation and we have not performed a formal assessment. As of September 30, 2026 and December 31, 2025, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
Collaboration revenue	$298	$2,054	$(1,756)	(85)%
Operating expenses:
Research and development	30,233	18,513	11,720	63%
General and administrative	7,476	6,681	795	12%
Total operating expenses	37,709	25,194	12,515	50%
Loss from operations	$(37,411)	$(23,140)	$(14,271)	62%
Other income (expense), net:
Interest expense	—	(149)	149	(100)%
Interest and other income (expense), net	3,393	3,160	233	7%
Gain (loss) from changes in fair value of warrants	514	(42)	556	NM
Total other income (expense), net	3,907	2,969	938	32%
Net loss	$(33,504)	$(20,171)	$(13,333)	66%

NM indicates that the percentage change is not meaningful.

Collaboration Revenue

Collaboration revenue decreased by $1.8 million from $2.1 million for the three months ended September 30, 2025 to $0.3 million for the three months ended September 30, 2026. The decrease was primarily due to a $1.7 million cumulative catch-up adjustment recorded in connection with the September 2026 amendment to the Novartis Agreement, which added $0.9 million of research funding and expanded the research activities to be performed, increasing the total estimated effort required to satisfy the performance obligation.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
Direct costs:
BGE-102	$17,845	$4,661	$13,184	283%
azelaprag	—	(84)	84	NM
Other programs	4,398	7,671	(3,273)	(43)%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	5,790	4,108	1,682	41%
Allocated facility and other expenses	2,200	2,157	43	2%
Total research and development expenses	$30,233	$18,513	$11,720	63%

NM indicates that the percentage change is not meaningful.

Research and development expenses increased by $11.7 million from $18.5 million for the three months ended September 30, 2025 to $30.2 million for the three months ended September 30, 2026. The increase was primarily attributable to a $13.2 million increase in direct costs for our BGE-102 program, driven by clinical trial costs for our ongoing QUELL-CV and QUELL-DME trials and drug product manufacturing costs. The increase was also driven by a $1.7 million increase in personnel-related expenses, due to increased headcount to support the clinical development of our pipeline and higher stock-based compensation expense from new option grants to employees.

These increases were partially offset by a $3.3 million decrease in direct costs for other programs, primarily driven by the timing of research activities under our collaboration with Novartis.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million from $6.7 million for the three months ended September 30, 2025 to $7.5 million for the three months ended September 30, 2026. The increase was primarily driven by a $1.2 million increase in personnel-related expenses, reflecting higher stock-based compensation expense from new option grants to employees, including executives, and to non-employee directors and advisors, and a $0.2 million increase in consulting fees. These increases were partially offset by a $0.6 million decrease in legal fees.

Other Income, Net

Other income, net increased by $0.9 million from $3.0 million for the three months ended September 30, 2025 to $3.9 million for the three months ended September 30, 2026. The increase was primarily driven by a $0.5 million gain from the change in fair value of our warrant liability, resulting from a decrease in our stock price during the three months ended September 30, 2026, compared to a nominal loss in the prior period. The increase was also driven by a $0.2 million increase in interest and other income, net, due to higher average cash, cash equivalents and marketable securities balances, and a $0.1 million decrease in interest expense following the repayment of our term loan upon its maturity on April 1, 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
Collaboration revenue	$5,521	$5,917	$(396)	(7)%
Operating expenses:
Research and development	75,008	49,466	25,542	52%
General and administrative	22,632	20,808	1,824	9%
Total operating expenses	97,640	70,274	27,366	39%
Loss from operations	(92,119)	(64,357)	(27,762)	43%
Other income (expense), net:
Interest expense	(40)	(605)	565	(93)%
Interest and other income (expense), net	10,099	10,294	(195)	(2)%
Gain from changes in fair value of warrants	206	6	200	NM
Total other income (expense), net	10,265	9,695	570	6%
Net loss	$(81,854)	$(54,662)	$(27,192)	50%

NM indicates that the percentage change is not meaningful.

Collaboration Revenue

Collaboration revenue decreased by $0.4 million from $5.9 million for the nine months ended September 30, 2025 to $5.5 million for the nine months ended September 30, 2026. The decrease was due to a $1.7 million cumulative catch-up adjustment recorded in connection with the September 2026 amendment to the Novartis Agreement, which added $0.9 million of research funding and expanded the research activities to be performed, increasing the total estimated effort required to satisfy the performance obligation. The decrease was partially offset by an increase in revenue from a higher level of research activity performed under the Novartis Agreement during the nine months ended September 30, 2026 compared to the prior year period.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
Direct costs:
BGE-102	$36,621	$9,819	$26,802	273%
azelaprag	72	2,716	(2,644)	(97)%
Other programs	15,369	18,297	(2,928)	(16)%
Indirect costs:
Personnel-related expenses (including stock-based compensation expense)	16,417	13,283	3,134	24%
Allocated facility and other expenses	6,529	5,351	1,178	22%
Total research and development expenses	$75,008	$49,466	$25,542	52%

Research and development expenses increased by $25.5 million from $49.5 million for the nine months ended September 30, 2025 to $75.0 million for the nine months ended September 30, 2026. The increase was primarily attributable to a $26.8 million increase in direct costs for our BGE-102 program, driven by clinical trial costs for our Phase 1 SAD/MAD trial and our ongoing QUELL-CV and QUELL-DME trials, as well as drug product manufacturing costs and licensing fees. The increase was also driven by a $3.1 million increase in personnel-related expenses, due to higher stock-based compensation expense from new option grants to employees and increased headcount to support the clinical development of our pipeline, and a $1.2 million increase in allocated facility and other expenses, primarily driven by higher non-program specific consulting fees.

These increases were partially offset by a $2.9 million decrease in direct costs for other programs, primarily driven by the timing of research activities under our collaboration with Novartis, and a $2.6 million decrease in direct costs for azelaprag following the termination of its development in January 2025.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million from $20.8 million for the nine months ended September 30, 2025 to $22.6 million for the nine months ended September 30, 2026. The increase was primarily driven by a $2.4 million increase in personnel-related expenses, primarily reflecting higher stock-based compensation expense from new option grants to employees, including executives, and to non-employee directors and advisors, and a $0.2 million increase in information technology costs. These increases were partially offset by a $0.8 million decrease in legal fees.

Other Income, Net

Other income, net increased by $0.6 million from $9.7 million for the nine months ended September 30, 2025 to $10.3 million for the nine months ended September 30, 2026. The increase was primarily driven by a $0.6 million decrease in interest expense following the repayment of our term loan upon its maturity on April 1, 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. As of September 30, 2026, we had $352.3 million in cash, cash equivalents, and marketable securities and we had an accumulated deficit of $415.3 million.

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

As of September 30, 2026, we have sold an aggregate of 2,400,000 shares of our common stock through our ATM Facility pursuant to the Sales Agreement. The gross proceeds from these sales were approximately $33.9 million.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
	(unaudited)
Net cash used in operating activities	(74,265)	(53,376)
Net cash used in investing activities	(203,723)	(80,788)
Net cash provided by (used in) financing activities	141,763	(4,544)
Effect of exchange rate changes on cash and cash equivalents	3	(68)
Net decrease in cash and cash equivalents	$(136,222)	$(138,776)

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2026 was $74.3 million, and was primarily due to our net loss of $81.9 million and a $4.2 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $11.8 million, primarily consisting of $13.2 million of stock-based compensation expense, partially offset by accretion of investment discounts.

Cash used in operating activities during the nine months ended September 30, 2025 was $53.4 million, and was primarily due to our net loss of $54.7 million and an $8.1 million change in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $9.4 million, of which $9.0 million related to stock-based compensation expense.

Cash Used in Investing Activities

Cash used in investing activities was $203.7 million during the nine months ended September 30, 2026 and included cash outflows of $344.9 million related to the purchase of marketable securities, as well as $0.4 million related to the purchase of property and equipment, partially offset by $141.5 million in cash proceeds from the maturities of marketable securities.

Cash used in investing activities was $80.8 million during the nine months ended September 30, 2025 and included cash outflows of $114.4 million related to the purchase of marketable securities as well as $0.6 million related to the purchase of property and equipment, partially offset by maturities of marketable securities of $34.3 million.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2026 was $141.8 million, consisting of $123.6 million in net proceeds from our underwritten public offering of common stock, $15.6 million in net proceeds from the issuance of common stock through our ATM facility, $5.2 million in proceeds from stock option exercises and $0.1 million in proceeds from the issuance of common stock under our employee stock purchase plan. These cash inflows were partially offset by $2.0 million in principal payments on our term loan and a $0.7 million final payment fee upon the maturity of our term loan in April 2026.

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

Contractual Obligations and Other Commitments

Lease Obligations

We lease office and lab space at our corporate headquarters in Emeryville, California (the Emeryville Lease). The Emeryville Lease is accounted for as an operating lease and expires on February 28, 2031. Non-cancellable base rent lease obligations as of September 30, 2026 were $3.5 million, of which $0.7 million is due within the next 12 months.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the nine months ended September 30, 2026. There have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2026, which exceeded $700.0 million, we expect to cease being an emerging growth company and a smaller reporting company as of December 31, 2026. Under the SEC’s extended transition rules, we will not become a large accelerated filer as of the December 31, 2026 evaluation date and will remain a non-accelerated filer. As a result of ceasing to be an emerging growth company and a smaller reporting company, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027, we expect to become subject to the requirements applicable to non-accelerated filers that are neither emerging growth companies nor smaller reporting companies, including expanded executive compensation and financial statement disclosure. In addition, we will no longer be able to rely on the extended transition period under Section 107(b) of the JOBS Act, and will be required to adopt new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 7, 2025, a putative securities class action complaint was filed against us and certain of our officers and directors in the United States District Court for the Northern District of California (the "Court"). The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, based on allegations that defendants misrepresented and/or omitted certain information in our initial public offering registration statement concerning azelaprag. An amended complaint was filed on June 2, 2025. On October 30, 2025, the Court entered an order granting defendants’ motion to dismiss without prejudice. On November 20, 2025, a further amended complaint was filed. On March 2, 2026, the Court entered an order granting defendants’ further motion to dismiss with prejudice. On March 27, 2026, the plaintiff filed a notice of appeal of the Court’s order granting defendants’ motion to dismiss. On July 22, 2026, the plaintiff filed its opening brief in the United States Court of Appeals for the Ninth Circuit. On October 19, 2026, defendants filed their answering brief, and plaintiff’s reply brief is due on December 9, 2026. Oral argument, to the extent scheduled, would likely occur in early 2027.

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

•
We are evaluating, and may in the future develop, our product candidates in combination with other therapies, which could expose us to additional risks.
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

To date, we have funded our operations with proceeds from sales of our redeemable convertible preferred stock, convertible notes, proceeds from the sale of our common stock, stock option exercises, borrowings under our term loan, and payments received under our collaboration agreements. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 1b. Additionally, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any product revenue since our inception. If our future product candidates are not successfully developed, approved and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $81.9 million and $54.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $415.3 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of, and in-licensing of intellectual property related to, our former product candidate azelaprag, the research and development of our NLRP3 programs, our longitudinal human aging platform, and from general and administrative costs associated with our operations. BGE-102 and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially in connection with our planned and ongoing clinical trials for BGE-102, a potent, orally bioavailable, brain-penetrant small-molecule NLRP3 inhibitor being developed for diseases driven by inflammation including DME and cardiovascular risk, our planned development of APJ agonists, and as we continue our development of, seek regulatory approval for and potentially commercialize BGE-102 or any future product candidates we may develop.

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

We had $352.3 million in cash, cash equivalents and marketable securities as of September 30, 2026 of which $68.7 million were long-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of the filing date of this Quarterly Report will be sufficient to fund our operations and capital expenses through 2029. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

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
•
the costs associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
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

In August 2025, we announced that the first patient was dosed in our Phase 1 SAD / MAD clinical trial for BGE-102, and in April 2026 we reported results from the full Phase 1 SAD / MAD trial. In June 2026, we dosed the first participant in QUELL-CV, our Phase 2 dose-ranging proof-of-concept clinical trial of BGE-102 in participants with obesity and baseline inflammation at elevated cardiovascular risk. We have completed enrollment in QUELL-CV, with topline data anticipated in the fourth quarter of 2026. In September 2026, we dosed the first participant in QUELL-DME, a randomized, controlled Phase 2 clinical trial of BGE-102 in approximately 180 participants with DME, evaluating BGE-102 as monotherapy and in combination with standard-of-care anti-vascular endothelial growth factor (VEGF) therapy, with topline results anticipated in the second half of 2027. It is impossible to predict when or if BGE-102 or any future product candidates will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of BGE-102 or any future product candidates, or a competitor’s product candidate in the same class, may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from our Phase 1b bed rest atrophy clinical trial and the lack of any negative safety signals in other Phase 1 clinical trials of azelaprag, in January 2025, we announced the discontinuation of development of azelaprag following observation of liver transaminitis without clinically significant symptoms in some subjects receiving azelaprag in our Phase 2 clinical trial. Interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. We may be unable to establish benefit on clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, particularly in the earlier stages of development. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of any future product candidates.

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
•
we may experience delays in reaching or fail to reach agreement on acceptable terms with prospective trial sites and prospective contract research organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
we may elect, or regulators, IRBs, or ethics committees may require, that we or our investigators suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
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
•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
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

We are evaluating, and may in the future develop, our product candidates in combination with other therapies, which could expose us to additional risks.

We are currently evaluating BGE-102 in QUELL-DME both as monotherapy and in combination with standard-of-care intravitreal anti-VEGF therapy, and we may develop BGE-102 or other product candidates for use in combination with other therapies in the future. The development of product candidates for use in combination with another product may present challenges that are not faced for single agent product candidates. For example, QUELL-DME or any future clinical trial for our product candidates in combination with other therapies that is designed to evaluate efficacy could show that our product candidate does not sufficiently contribute to the observed effects of individuals who participate in these trials. Even if any future product candidates were to receive regulatory approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which any future product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the FDA or similar foreign regulatory authorities requiring us to conduct additional clinical trials, the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

From time to time, we may publicly disclose preliminary, topline or interim data from our clinical trials, such as preliminary, topline or interim data analysis from our ongoing and planned clinical trials of BGE-102. For example, we announced interim data from our Phase 1 SAD / MAD study of BGE-102 in December 2025 and January 2026. We expect to report topline data from QUELL-CV in the fourth quarter of 2026 and from QUELL-DME in the second half of 2027. These data and related findings and conclusions may only reflect certain endpoints rather than all endpoints and are subject to change. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

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

In addition, our ability to advance our programs may be adversely affected by clinical trials conducted by competitors or other third parties, particularly trials evaluating therapies that target similar patient populations or are used in similar treatment settings. Such trials may create significant competition for patient enrollment, clinical trial sites and qualified investigators, and patients who might otherwise be eligible for, or elect to participate in, our clinical trials could instead enroll in competing clinical trials or use competitors’ approved products. We may also be required to conduct our clinical trials at clinical trial sites that are also conducting trials for our competitors, which could reduce the number of patients available at those sites and delay enrollment, increase development costs, or cause us to delay, limit or terminate ongoing or planned clinical trials.

Further, safety findings, clinical failures, negative or inconclusive results, or regulatory actions arising from clinical trials conducted by competitors or other third parties involving similar or related therapeutic approaches may influence regulatory authorities’ evaluation of our product candidates, even if our product candidates differ in meaningful ways. For example, developments in trials conducted by others could raise safety or efficacy concerns for regulators, increase scrutiny of our INDs and clinical trial protocols, lead to additional data requests, change the applicable standard of care or comparator expectations in a manner that requires larger, longer or more expensive trials, or result in clinical holds or other adverse actions affecting our ability to conduct our clinical trials. In addition, negative public perception or market reactions stemming from such third-party developments could adversely affect the willingness of investigators, Institutional Review Boards, regulators, patients, physicians and other stakeholders to support, conduct or enroll in our clinical trials, or could otherwise harm our ability to raise capital, establish collaborations, or commercialize any approved products. In addition, the primary endpoint of QUELL-CV is the change from baseline in hsCRP, a biomarker of inflammation. Reductions in hsCRP or other inflammatory biomarkers may not translate into a reduction in cardiovascular events or other clinical benefit, and regulatory authorities may require large, lengthy and expensive cardiovascular outcomes trials before approving any product candidate for cardiovascular risk reduction.

We also rely on third parties, including CROs, clinical trial sites and investigators, to conduct aspects of our clinical trials. These third parties may have relationships with, or perform services for, our competitors, including by conducting clinical trials or other drug development activities on their behalf, which could result in potential conflicts of interest or limit the time and resources such third parties devote to our programs, and could adversely affect their performance on our behalf.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have. If we obtain regulatory approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of any future product candidates, the ease with which any future product candidates can be administered and the extent to which participants accept relatively new routes of administration, the timing and scope of regulatory approvals for these product candidates, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing any future product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified management and other personnel and establishing clinical trial sites and participant registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The estimates of market opportunity and forecasts of market growth included in this Quarterly Report may prove to be smaller than we believe, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

We currently intend to focus our product candidate development on treatments for diseases driven by inflammation including DME and cardiovascular risk, and obesity. Our projections of addressable patient populations within any particular disease state that may benefit from treatment with our product candidates are based on our estimates. Market opportunity estimates and growth forecasts included in this Quarterly Report are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Similarly, the percent of the population with DME and obesity could be lower than we anticipate. In both instances, the pool of potential patients that our current or any future product candidates could address could be substantially smaller than we anticipate. Additionally, the potentially addressable patient population for any future product candidates may not ultimately be amenable to treatment with any future product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any future product candidates that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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

We currently maintain approximately $17.0 million in general liability insurance and product liability insurance in the aggregate. We may, however, need to obtain higher levels of insurance coverage for later stages of clinical development or marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

New income, sales, use or other tax laws, statutes, rules or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, under the Tax Cuts and Jobs Act, as amended by the One Big Beautiful Bill Act (OBBBA) for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize certain research and development expenditures over fifteen years if incurred in foreign jurisdictions. For tax years beginning after December 31, 2021, and beginning on or before December 31, 2024, taxpayers generally were required to capitalize and amortize certain research and development expenditures over five years if incurred in the United States; however, beginning after that period, the OBBBA restored immediate deductibility of research and development expenditures incurred in the United States and also permits certain small business taxpayers to apply these changes retroactively to tax years beginning after December 31, 2021.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including comprehensive consumer privacy laws, sector-specific privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), data breach notification laws, laws regarding on-line marketing, and other similar laws (e.g., wiretapping laws). For example, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) (collectively, HIPAA), includes a privacy rule and security rule that impose among other things, certain requirements relating to the privacy, security, transmission, and breach of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

Outside the United States, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing the personal data of individuals. Among other requirements, the GDPR and UK GDPR (and certain other foreign jurisdictions) regulate the cross-border transfer of personal data, which could make it more difficult for us to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the European Union (EU), or the United Kingdom to countries such as the United States which are not considered by the EU or United Kingdom to provide adequate protection of personal data). In October 2022, the EU-U.S. Data Privacy Framework was implemented, and the European Commission adopted an adequacy decision on July 10, 2023 that set conditions for personal data transfers from the EU to certified companies in the United States without additional safeguards in place. While we strive to adhere to all requirements to transfer information across jurisdictions using safeguards endorsed by government guidance (such as using the Standard Contractual Clauses approved by the European Commission), we must still adapt to changing guidance and will follow any anticipated litigation closely. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could adversely affect our business, financial condition, results of operations and prospects.

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

Our use of artificial intelligence and challenges with properly managing its use could adversely affect our business.

We incorporate certain artificial intelligence (AI) solutions into our business, and applications of AI may become more important in our operations over time. For example, we use AI to assist in the identification of drug targets and development candidates, and we collaborate with third parties that apply AI-based computational platforms to targets we select. Although we seek to evaluate the AI platforms we use, there are significant risks involved in deploying AI. For example, any AI-related efforts, particularly those related to generative AI, could subject us to risks related to harmful content, inaccuracies, bias, discrimination, infringement or misappropriation of third-party intellectual property, defamation, data privacy, cybersecurity, or sanctions and export controls, among others. In addition, AI-based tools may not identify viable drug targets or product candidates, and any targets or product candidates we identify with the assistance of AI may not succeed in preclinical or clinical development. AI’s rapid development is the subject of evolving review by various U.S. and foreign governmental and regulatory agencies. The legal framework governing intellectual property rights in inventions developed with the assistance of AI also remains uncertain, and developments in this area could limit our ability to obtain, maintain or enforce patent or other intellectual property protection for such inventions. The rapid evolution of AI may require us to apply resources to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Our personnel’s use of third-party AI tools could also increase the risk that our confidential or sensitive information is inadvertently disclosed to, or processed in unintended ways by, these tools or their providers. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable intellectual property and confidential information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

In addition, with respect to investigator-sponsored trials that may be conducted, we would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

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

Furthermore, since some of our third-party manufacturers are located in China and India, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States, such as the recent imposition of tariffs, or other trade barriers, or actions by the Chinese government, political unrest or unstable economic conditions in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, which was signed into law in December 2025 as part of the National Defense Authorization Act for FY 2026, prohibits U.S. federal agencies from entering into or renewing any contract, loan, or grant with any entity that uses “biotechnology equipment or services” produced or provided by a “biotechnology company of concern” to perform that contract, and authorizes the U.S. government to name additional Chinese “biotechnology companies of concern.” The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from “biotechnology companies of concern” in the performance of any federal prime contract or subcontract. The Office of Management and Budget (OMB) of the U.S. government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent and successor entities of the foregoing. There is a safe harbor provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as a grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. It is unclear whether the grandfathering provision would apply to entities designated as “biotechnology companies of concern” due to their inclusion on the 1260H List. The guidance to be issued by OMB regarding implementation of the BIOSECURE Act may provide further clarity on this point. We are currently party to agreements with WuXi AppTec and its affiliates (WuXi), pursuant to which WuXi provides development and manufacturing services to us. WuXi AppTec was designated on the 1260H List on June 8, 2026, but this designation is the subject of ongoing litigation, and the outcome is uncertain. If WuXi or other WuXi affiliates that are or may become contractors of ours are designated as a “biotechnology company of concern” by OMB, we may be restricted in our ability to work with such companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. Setting up alternative manufacturing or supplier relationships in other jurisdictions would result in additional costs to the business and will require the time and attention of management.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current CDMOs cannot perform as agreed, we may be required to replace such CDMOs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. In this case, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments or public health epidemics.

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

For example, the Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals and biologics are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to certain DNA molecules are not patentable. In Amgen Inc. v. Sanofi, the Federal Circuit held that claims with functional language may face high hurdles in fulfilling the enablement requirement. Recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents where related patents have been issued without a PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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
•
we or our licensors or collaborators might not have been the first to make the inventions covered by the issued patents or patent applications that we own or license;
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

We have in the past licensed, and may in the future license, certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates.

Out-license agreements we may enter into in the future may include exclusivity terms limiting our ability to develop product candidates that may compete with the relevant licensed target or product. If such exclusivity restrictions prevent us from developing or commercializing our technologies in a way that we deem necessary to gain or maintain our competitive advantage, it may have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, the license granted to us in jurisdictions where the consent of a co-owner is necessary to grant such a license may not be valid and such co-owners may be able to license such patents to our competitors, and our competitors could market competing products and technology. In addition, our rights to our in-licensed patents and patent applications are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such in-licensed patents and patent applications. If one or more of such joint owners breaches such inter-institutional or operating agreements, our rights to such in-licensed patents and patent applications may be adversely affected. Any of these events could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

If we breach our license agreements it could have a material adverse effect on our commercialization efforts for BGE-102 or any future product candidates.

We have in the past and may in the future enter into license agreements with third parties under which we license the use, development and commercialization rights to current or future product candidates or technology from third parties.

These intellectual property license agreements may require us to comply with various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty and milestone payments and other obligations. If we fail to comply with our obligations under any of these license agreements, use the licensed intellectual property in an unauthorized manner, we are subject to bankruptcy-related proceedings or otherwise materially breach any of these license agreements, the terms of the license granted may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate the applicable license agreement, in whole or in part. Generally, the loss of or termination of our rights under any licenses we may acquire in the future, could harm our business, financial condition, results of operations and prospects.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of product candidates, and what activities satisfy those diligence obligations;
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

If disputes over intellectual property that we have licensed or license in the future prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or at all, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business. In addition, if disputes arise as to ownership of licensed intellectual property, our ability to pursue or enforce the licensed patent rights may be jeopardized. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer. Further, certain of our future license agreements with third parties may limit or delay our ability to consummate certain transactions, may impact the value of those transactions or may limit our ability to pursue certain activities (e.g., we may in the future enter into license agreements that are not assignable or transferable, or that require the licensor’s express consent in order for an assignment or transfer to take place).

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to our product candidates and programs. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture that may be relevant to our product candidates. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our future product candidates, technologies or methods. If any such patent were to be asserted against us, we may have defenses against any such action, including that these patents would not be infringed by our future product candidates and/or that these patents are not valid. However, if these patents were asserted against us and our defenses to such an action were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing any future product candidates, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•
infringement and other intellectual property claims which, regardless of merit, may be expensive and time consuming to litigate and may divert our management’s attention from our core business;
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

In addition to patent protection, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by us. Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. Such licenses may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms or at all, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. In addition, we may in the future pursue patent challenges with respect to third-party patents, including as a defense against the foregoing infringement claims. The outcome of such challenges is unpredictable.

Even if resolved in our favor, the foregoing proceedings could be very expensive, particularly for a company of our size, and time consuming. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Such proceedings may also absorb significant time of our technical and management personnel and distract them from their normal responsibilities. Uncertainties resulting from such proceedings could impair our ability to compete in the marketplace. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. The intellectual property landscape around obesity and cardiometabolic diseases drug development is highly dynamic and there is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry. Potential litigation could include patent infringement lawsuits, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. As the fields of treating obesity and cardiometabolic diseases continue to expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. Also, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates or technologies may infringe.

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

In addition, third parties may obtain patent rights in the future and claim that use of our product candidates or other technologies infringes upon these rights. If any third-party patents were held by a court of competent jurisdiction to cover our product candidates, or any aspect of their manufacture or use, the holders of any such patents may be able to block our ability to commercialize such product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms, or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

If we are unable to obtain and maintain patent protection or other necessary rights of our current or future product candidates and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under our patents (owned, co-owned or licensed) are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

In addition, the patent prosecution process is expensive and time consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, the scope of the claims initially submitted for examination may be significantly narrowed by the time they issue, if at all. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We cannot provide any assurances that we will be able to pursue or obtain additional patent protection based on our research and development efforts, or that any such patents or other intellectual property we generate will provide any competitive advantage.

Even if we acquire patent protection that we expect should enable us to maintain competitive advantage, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Third parties, including former employees, consultants, collaborators and competitors, may challenge the inventorship, scope, validity, or enforceability thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If issued, our patents may be challenged in patent offices in the United States and abroad, or in court. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the validity of one or more claims of our patents, once issued. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our patent applications. We may become involved in opposition, reexamination, inter partes review, post-grant review, derivation, interference, or similar proceedings in the United States or abroad challenging the claims of our patents, once issued. Furthermore, patents may be challenged in court, once issued. Competitors may claim that they invented the inventions claimed in such patents or patent applications, or may have filed patent applications before the inventors of our patents did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our patent applications and patents, if issued. As a result, one or more claims of our patents may be narrowed or invalidated. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

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

The ability of the FDA or other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC, and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA or other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, starting in January 2025, the current Administration has reduced the number of federal employees, including at the FDA, by establishing voluntary termination programs, by position eliminations or by involuntary terminations. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Similar consequences may also occur as a result of a significant shutdown of the federal government. For example, over the last several years, and most recently in early 2026, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, when affected, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs that affects funding for the FDA, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the volume of applications to the FDA for new product candidates increases materially, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Further, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, are unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs of pharmaceuticals. There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products, which has resulted in several presidential executive orders, Congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and Medicaid, and reform government program reimbursement methodologies for drug products. For example, on August 2, 2011, the Budget Control Act of 2011 imposed, subject to certain temporary suspension periods, 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. In December 2020, the Centers for Medicare & Medicaid Services (CMS) issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including an alternative rebate calculation for line extensions that is tied to the price increases of the original drug, and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap has, in some cases, required pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. In 2024, CMS issued a final rule that decreased Medicare reimbursement for physician services by 2.8%, effective January 1, 2025. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (the IRA) in August 2022, which, among other things, allows the United States Department of Health and Human Services (HHS) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices became effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced and become effective. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation and in November 2024, CMS finalized regulations for these inflation rebates. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions began taking effect progressively starting in 2023 and may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of BGE-102 or any future product candidates.

The current Administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. For example, the current Administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions included, for example, directives to reduce agency workforce, which include the FDA and CMS, and related agencies. In addition, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most favored nation (MFN) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. In December 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation (CMMI), two mandatory MFN demonstration models under Medicare Parts B and D, respectively. One of these MFN pricing rules was finalized in October 2026 with an effective date in November 2026. Further, as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, the administration is working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

Sales of our product candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. Coverage policies and third-party payor reimbursement rates may change at any time. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. Decreases in third-party payor reimbursement or a decision by a third-party payor to not cover any of our product candidates, if approved, could reduce physician usage of our product candidates, and have a material adverse effect on our sales, results of operations and financial condition. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective.

Our operations and relationships with healthcare providers, healthcare organizations, customers and third-party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

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
•
the Foreign Corrupt Practices Act, which prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business;
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

Where foreign clinical trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations prohibit, among other things, companies and their employees, agents, CROs, CDMOs, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Export control and sanctions laws may also prohibit or limit our ability to sell or provide our drug candidates to embargoed countries, regions, governments, persons and entities. Violations of these laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

In addition, Section 203 of the Delaware General Corporation Law (DGCL) may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim, and may result in increased costs for a stockholder to bring such a claim, in a judicial forum of their choosing for disputes with us or our directors, officers, other employees or agents, which may discourage lawsuits against us and our directors, officers, other employees or agents.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell in the public market, the market price of our stock could decline significantly.

For example, we have filed a registration statement registering the resale of up to 2,227,124 shares of our common stock by certain of our stockholders. Sales of our common stock as certain restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

While we are currently a remote-based company with a majority of our employees working remotely, our current in-person operations are located in our research facility in Emeryville, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, pandemic, medical epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our CDMOs, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If our facilities, or the manufacturing facilities of our CDMOs, are unable to operate because of an accident or incident or for any other reason, including an inability to use all or a significant portion of our headquarters, damages to critical infrastructure, such as our research facilities or the manufacturing facilities of our CDMOs, or other disruptions to operations, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

BioAge Labs, Inc.

Date: November 5, 2026	By:	/s/ Kristen Fortney
Kristen Fortney, Ph.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Dov Goldstein
Dov Goldstein, M.D.
Chief Financial Officer
(Principal Financial Officer)